Form 10-K
period 2025-12-28
KELLY SERVICES INC
filed 2026-02-12
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________  to  __________

Commission file number 000-01088

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $364.0 million.

Registrant had 30,915,587 shares of Class A and 3,295,941 shares of Class B common stock, par value $1.00 per share, outstanding as of February 01, 2026.

Documents Incorporated by Reference

Portions of the proxy statement of the registrant with respect to its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

KELLY SERVICES, INC.

PART I

Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Kelly,” “Kelly Services,” “the Company,” “we,” “us” and “our” refer to Kelly Services, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS.

History and Development of Business

William Russell Kelly pioneered the staffing industry when he founded Kelly® in 1946 and we’ve been reinventing it ever since. Our inception helped usher in and embolden a workforce of women who kept the economy moving forward during World War II, opening doors and creating completely new opportunities. Over the next 79 years, as work evolved, Kelly continued to equip people with the skills to master new technologies as they emerged and the opportunity to put them to work in ways that enriched their lives.

As the world of work has evolved, so have our offerings to reflect the changing needs of employers and talent. In 1996, Kelly established the industry’s first Managed Service Provider (“MSP”) program. Three years later, the Company launched specialized offerings in engineering, information technology and education. After successfully establishing industry-leading positions in each of these attractive markets, Kelly initiated a strategic plan to drive greater value creation by refocusing its portfolio on specialties. In 2020, Kelly launched a new operating model comprising five specialty business units: Kelly Professional & Industrial (“P&I”); Kelly Science, Engineering & Technology (“SET”); Kelly Education; KellyOCG (“Outsourcing & Consulting” or “OCG”); and Kelly International.

To enhance specialization in higher margin, higher growth specialties, Kelly also pursued an aggressive approach to driving inorganic growth in SET, Education and OCG. By monetizing non-core assets (Persol Holdings Co., Ltd. in 2022 and EMEA staffing operations in 2024, among other transactions) and redeploying available capital, Kelly completed several strategic acquisitions over the years, including Teachers On Call; Global Technology Associates (“GTA”); NextGen; Greenwood/Asher & Associates; Softworld; RocketPower; Pediatric Therapeutic Services (“PTS”); Motion Recruitment Partners (“MRP”); and Children’s Therapy Center (“CTC”).

Building on a significant shift in Kelly’s business mix driven by its specialty strategy, the Company took steps to further optimize its operating model and accelerate profitable growth. Beginning in 2023, Kelly implemented a comprehensive business transformation initiative that delivered structural efficiency improvements across the enterprise and significantly improved profitability. In 2024, Kelly completed the sale of its European staffing operations within the Company’s International business unit, further sharpening its focus on specialty outcome-based and staffing services in North America, while maintaining global recruitment process outsourcing (“RPO”) and MSP capabilities. In 2025, Kelly integrated its P&I and OCG specialty areas, responding to a shift in large enterprise demand toward integrated workforce solutions and enabling a more streamlined and efficient go-to-market approach. In addition, the Company launched a multi-year strategic initiative to integrate all of the businesses into one enterprise system. The first phase of integrating the SET business was completed and went live in early 2026.

Today, Kelly remains one of the largest providers of temporary and permanent staffing services, outcome-based solutions, RPO, MSP and payroll process outsourcing (“PPO”). The Company delivers these differentiated offerings through three specialty business units, each a leader in the respective markets on which they are focused: Kelly Education; Kelly Science, Engineering & Technology; and Kelly Enterprise Talent Management.

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

We believe that delivering on these objectives will result in successful outcomes for customers and talent and drive profitable growth for Kelly.

Description of Business Segments and Services

Kelly is a global specialty talent solutions company operating in three specialized business units, which are also our reportable segments. This structure enables the Company to serve the specialized needs of both talent and customers while building deep industry expertise and connections.

•Enterprise Talent Management – delivers temporary staffing, outcome-based and permanent placement services focused on light industrial, contact center and office and clerical specialties in North America across a variety of industries and includes products such as Business Process Outsourcing, KellyConnect and Skilled Professional Solutions offerings. ETM also provides global talent supply chain and workforce talent solutions, including MSP, RPO and PPO solutions to customers on a global basis. RPO includes our RocketPower and Sevenstep brands as well as our proprietary technology platform, Kelly Helix.

•Science, Engineering & Technology – provides highly specialized skills to a variety of industries through temporary staffing, outcome-based and permanent placement services. SET is focused on science and clinical research, engineering, technology and telecommunications specialties predominantly in North America. It includes the MRP, Softworld, NextGen and GTA brands, as well as our statementworX offering.

•Education – delivers high quality education and therapy services talent through temporary staffing, permanent placement and executive search services to Pre-K-12 school districts and education organizations across the U.S. It includes the CTC, PTS, Greenwood/Asher and Teachers On Call brands.

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

In 2025, together with our supplier partners, we placed approximately 375,000 workers with a variety of customers around the globe.

Service Marks

We own numerous service marks registered with the United States Patent and Trademark Office, the European Union Intellectual Property Office and numerous individual country trademark offices.

Seasonality and Economic Cycles

Our operating results have historically been affected by the cyclical response to both economic downturns and upswings. Customers use our services to supplement their existing workforce and generally hire permanent employees when long-term demand is expected to increase. In addition, we generate approximately 1% of our revenue through permanent placement fees, which typically have a higher gross margin than our staffing services. Consequently, we may see improved demand for our services and generate larger increases in our revenue and gross profit from services when the economy grows. During periods of increasing demand, we are generally able to improve our profitability and generate operating leverage. Conversely, our revenue from services and gross profit may see larger decreases when economic activity declines and customer demand for our services decreases. When demand decreases, our operating profit is typically impacted unfavorably as we experience a deleveraging of our selling and administrative expense base, which may not decline at the same pace as revenue. Our business also experiences seasonal fluctuations each year, particularly in our Education operating segment. Revenue in Education is generally lowest in the third quarter, in line with schools’ summer break.

Working Capital

Our working capital requirements are primarily generated from our staffing businesses resulting from employee payroll which is generally paid weekly or monthly and customer accounts receivable which is generally outstanding for longer periods. When we operate as a managed service provider, our payment terms to suppliers are generally in line with payment terms from customers, which does not result in a significant use of working capital. Based on the nature of our business, accounts receivable is our most significant asset with days sales outstanding (“DSO”) of 61 days as of December 28, 2025. Since receipts from customers lag payroll payments to temporary employees, working capital requirements increase and operating cash flows may decrease substantially in periods of growth. Conversely, when economic activity slows, working capital requirements may substantially decrease and operating cash flows increase. Such increases dissipate over time if the economic downturn continues for an extended period.

Customers

Kelly’s client portfolio spans employers of all sizes and sectors, including local and mid-sized businesses, to Fortune 500 enterprises, government agencies and education institutions. In 2025, an estimated 55% of total company revenue was attributed to our largest 100 customers and 24% was attributed to our largest 10 customers. Our largest single customer accounted for approximately six percent of total revenue in 2025. In 2024, an estimated 58% of total company revenue was attributed to our largest 100 customers and 29% was attributed to our largest 10 customers. Our largest single customer accounted for approximately six percent of total revenue in 2024.

Government Contracts

Although we conduct business under various federal, state and local government contracts, no one contract represents more than two percent of total company revenue in 2025.

Competition

The worldwide workforce solutions industry is competitive and highly fragmented. In the United States, we compete with other firms that operate nationally and offer a breadth of service similar to ours and with thousands of smaller regional or specialized companies that compete to varying degrees. Outside the United States, we face similar competition. In 2025, our largest competitors were Randstad, Adecco Group, ManpowerGroup Inc. and Allegis Group.

Key factors that influence our success are quality of service, price and breadth of service.

Quality of service is highly dependent on the availability of qualified talent and our ability to promptly and effectively recruit, screen, retain and manage a pool of employees who match the skills required by our customers. We must balance competitive pricing pressures, which may intensify during an economic downturn, with the need to attract and retain a qualified workforce. Price competition is greater in certain markets in which we serve clients and talent, including education, office clerical and light industrial.

Companies may seek a single supplier to manage all of their demand for contingent talent. To provide the breadth of service required, clients may need us to manage staffing suppliers and independent workers on their behalf. Kelly seeks to address this requirement for our clients, enabling us to deliver talent wherever and whenever they need it around the world.

Artificial Intelligence

The Company employs a range of artificial intelligence (“AI”) technologies to support its talent related solutions. These technologies are integrated into recruiting, applicant tracking, candidate screening and assessment, workforce analytics, and broader talent management processes. The Company leverages both third-party AI solutions and internally developed proprietary tools, including the Company’s Kelly Helix platform, to enhance the efficiency, consistency, and scalability of these activities.

Corporate Sustainability

Kelly is committed to the highest standards of corporate citizenship. Given the worldwide reach of our workers, clients, suppliers and partners, we recognize the global impact of our business practices and the importance of public accountability. We continue to advocate on behalf of the global workforce, improve our workplaces, contribute to the communities we serve and ensure our actions are socially, ethically and environmentally responsible. More information about our corporate sustainability initiatives is available in our Corporate Sustainability Report - Growing with Purpose report in the “About Kelly” section of our website www.kellyservices.com.

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

Human Capital

We are a talent solutions company and our employees are critical to our success. We must attract and retain experienced internal employees, as well as talent we put to work for our customers. As part of these efforts, we strive to offer competitive total rewards programs, promote employee development, support a workforce that represents the demographics of communities we serve and allow employees to give back to their communities and make a social impact.

We are committed to the health, safety and wellness of our employees and talent. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we seek to implement policies and practices that align with applicable laws and regulations and are in the best interest of our employees, talent and the communities in which we operate.

Kelly’s purpose is to connect people to work in ways that enrich their lives, while creating opportunities for all people to realize their full potential. We are dedicated to removing barriers to employment, ensuring that anyone who is qualified has access to meaningful employment. Kelly creates pathways allowing talent to thrive. We help our clients find the people they need to succeed, while championing fair and all-encompassing hiring practices. Our commitment is reflected in initiatives like Equity@Work, designed to remove obstacles, open doors and expand opportunities for all talent. Kelly’s impact doesn’t stop there. We are devoted to growing and developing a varied ecosystem of supplier partners, empowering them to make a difference in the industry and the marketplace. We support the success of our clients and contribute to a more vibrant ecosystem by nurturing relationships. Through our efforts, Kelly aims to shape a future where work is accessible to everyone, organizations drive innovation with a holistic talent mindset and our collective progress is fueled by perspectives of people from all backgrounds.

Internal Employees

As of December 28, 2025, we employed approximately 3,600 full-time staff members in the United States and an additional 1,300 in our international locations. Kelly retention rates for high performing and high potential employees align with our comparable benchmark.

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

Culture. Since 1947, our founder fought to increase women's access to work and we’ve continued to be an outspoken advocate for the value temporary and independent workers bring to the workplace. We are committed to promoting exceptional talent from all walks of life. We believe that our talent pool creates a workplace that is conducive to producing more creative solutions, results in better, more innovative products and services and presents Kelly as a workplace leader, aiding our ability to attract and retain high-performing talent. We focus on fostering a culture of belonging, where everyone feels welcomed and respected and can thrive as we work together. Kelly promotes employee development and internal career mobility to enable our team to achieve their full potential and to ensure we have the evolving workforce capabilities that the future demands.

Community Involvement. Sustainability is at the heart of our relationships with our global workforce, suppliers, customers, and other stakeholders. Our programs and initiatives are dedicated to enhancing the well-being of our employees, their families, and the communities they call home. Through strategic investments and a focus on shared values, we strive to drive lasting positive change while fostering sustainable development. We capture and track volunteering efforts through various platforms, empowering employees to engage in social impact initiatives and collaborate with colleagues. Our Kelly Hands & Hearts corporate volunteering program, along with a dedicated paid Volunteer Day, provides additional opportunities for employees to support causes that matter most to them, both locally and globally. These efforts are essential to our vision of building inclusive and equitable communities. In 2025, we launched our Global Month of Service, encouraging all employees worldwide to participate in meaningful volunteerism and acts of service. Now a cornerstone of our community engagement, this annual event underscores our dedication to collective impact. Through our Equity@Work initiatives and partnerships with like-minded organizations, policy groups, and institutions, we demonstrate our commitment to expanding access to meaningful work and personal growth for all. These collaborations aim to positively influence how companies hire, advance, and help people thrive.

For more information about our corporate strategy to connect people to meaningful work while contributing to a better society, please see our Corporate Sustainability Report - Growing with Purpose, which is available in the “About Kelly” section of our website, www.kellyservices.com.

Talent

In addition to our internal employees, Kelly recruits talent on behalf of our customers globally. In 2025, we placed approximately 375,000 individuals in positions with our customers. When Kelly remains the employer of record for our employees working at our customer locations, we retain responsibility for all assignments (including ensuring appropriate health and safety protocols in conjunction with our customers), wages, benefits, workers’ compensation insurance and the employer's share of applicable payroll taxes as well as the administration of the employees' share of these taxes. We also offer our Kelly talent access to competitive health and benefit programs while they are working with us.

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

We make available, free of charge, through our website and by responding to requests addressed to our investor relations office, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is: www.kellyservices.com. The information contained on our website, or on other websites linked to our website, is not part of this report.

ITEM 1A. RISK FACTORS.

Risks Related to Macroeconomic Conditions

Our business is significantly affected by fluctuations in general economic conditions.

Historically, the general level of economic activity and employment in the United States and the other countries in which we operate has significantly affected the demand for staffing services. In periods of economic growth, employers often add temporary employees before hiring full-time employees. However, when economic activity declines, many employers reduce their use of temporary employees before laying off full-time employees. Customer responses to real or perceived economic conditions, including perceptions related to market conditions, labor supply, international trade policy, and inflation, could negatively impact customer behavior. Historically, significant changes in economic activity have disproportionately impacted staffing industry volumes. We may not fully benefit from times of increased economic activity should we experience shortages in the supply of workers. We may also experience more competitive pricing pressure and slower customer payments during periods of economic decline. A substantial portion of our revenues and earnings are generated by our business operations in the United States. Any significant economic downturn in the United States or certain other countries in which we operate could have a material adverse effect on our business, financial condition and results of operations.

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
•the effects of our dual-class common stock (including the concentration of voting power in our Class B shares);
•any major change in our board or management;
•changes in industry trends or conditions; and
•sales of significant amounts of our common stock or other securities in the market.

In addition, the stock market in general and Nasdaq in particular, often experiences significant price and volume fluctuations that frequently are unrelated or disproportionate to the operating performance of listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. A securities class action suit against us arising out of stock volatility or other investor claims, could result in substantial costs, potential liabilities and the diversion of our management’s attention and resources. Further, our operating results may be below the expectations of securities analysts or investors. In such event, the price of our common stock may decline.

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

Technological advances, including advances in automation and artificial intelligence, may significantly disrupt the labor market and weaken demand for human capital.

Our success is directly dependent on our customers’ demand for talent. As technology continues to evolve, an increasing number of tasks currently performed by people may be replaced by automation, robotics, machine learning, artificial intelligence (“AI”), and other technology advances outside of our control. These changes could result in a decreased demand for human labor. This trend poses a risk to the staffing industry, particularly in lower-skill job categories and to creative, administrative, customer support and clerical roles vulnerable to advances in artificial intelligence. Artificial intelligence is beginning to perform tasks previously handled by knowledge workers, including data entry, basic coding, document review, financial analysis, customer service, and administrative support. As these technologies become more sophisticated and widely adopted, demand for certain categories of professional and technical staff we provide may decline. While technology may create demand for new types of roles that increase the demand for our services, there is no guarantee that growth in emerging job categories will fully offset potential declines in overall staffing demand. If we are unsuccessful in responding to this potential shift in customer demand due to advancing technology, it could have a material adverse effect on our results of operations and financial condition.

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

The temporary employment industry is heavily regulated in many of the countries in which we operate. Changes in laws or government regulations may result in prohibition or restriction of certain types of services we can offer, increased delivery and operating complexity costs, or the imposition of new or additional pay, benefit, licensing or tax requirements that could reduce our revenues and earnings. In particular, we are subject to state unemployment taxes in the U.S., which typically increase during periods of increased levels of unemployment. Increased government regulation of the workplace, such as enhanced wage or labor protections, laws or regulations restricting the use of artificial intelligence in the employment lifecycle, or expansion of employee privacy rights, could adversely impact our business. Changes in the immigration policy in the United States could adversely impact our ability to recruit or retain non-citizen workers, including individuals employed by us on work visas, primarily H-1B, or eligible to work under temporary protected status, deferred enforcement decisions, or similar work authorizations. We also receive benefits, such as the work opportunity income tax credit in the U.S., that regularly expire and may not be reinstated. There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to fully cover increased costs as a result of any changes in laws or government regulations. Any future changes in laws or government regulations, or interpretations or enforcement thereof, including additional laws and regulations enacted at a state or local level may make it more difficult or expensive for us to provide services and could have a material adverse effect on our business, financial condition and results of operations. In addition, as state and local jurisdictions expand their regulation of the workplace, we may be unable to adequately monitor or timely respond to changes in state and local regulations, which could result in significant fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, damage to our reputation and other adverse consequences.

Unexpected changes in claim trends on our workers’ compensation, unemployment, disability, medical benefit plans, and other expenses may negatively impact our financial condition.

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

We face exposure to other significant expenses that could materially impact our financial performance, including cybersecurity incident response and remediation costs, regulatory compliance expenses, litigation and settlement costs, costs associated with employee or candidate misconduct, technology infrastructure investments required to maintain competitive service delivery, and expenses related to bad debt or client payment defaults. Additionally, we may incur unexpected costs related to regulatory changes, business integration or restructuring activities, or workforce retention initiatives in tight labor markets. Any of these expense categories could increase materially and unexpectedly.

There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities or other unexpected expenses. As customers monitor their third-party relationships for financial risk, such adverse financial changes could result in current customer loss or inability to acquire new customers due to perceived negative financial performance.

We may have additional tax liabilities that exceed our estimates.

We are subject to multiple federal, state, local and foreign taxes in the jurisdictions in which we operate. Our tax expense could be materially impacted by changes in tax laws in these jurisdictions, changes in the valuation of deferred tax assets and liabilities or changes in the mix of income by country. The overall size of our workforce and visibility of our industry may make it more likely we become a target of government investigations and we are regularly subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation could materially harm our business.

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

We serve many large corporate customers through high volume service agreements. While we intend to maintain or increase our revenues and earnings from our major corporate customers, we are exposed to risks arising from the possible loss of major customer accounts. A change in labor strategy or labor disruptions, including work stoppages or the deterioration of the financial condition or business prospects of these customers could reduce their need for our services and result in a significant decrease in the revenues and earnings we derive from these customers. Such change could occur due to economic, social, climate, or political factors outside of our customers' control. Inability to meet customer demands in response to these factors could result in the decline in use of our service or outright loss of customers. Our customers are also exposed to third-party risk through their use of vendors and suppliers which, in the event of a third-party incident at a customer, could result in a deterioration in their financial condition. Continuing merger and acquisition activity involving our large corporate customers could put existing business at risk or impose additional pricing pressures. Since receipts from customers generally lag payroll to temporary employees, the bankruptcy of a major customer could have a material adverse impact on our ability to meet our working capital requirements. The expansion of payment terms may extend our working capital requirements and reduce available capital for investment. Additionally, most of our customer contracts can be terminated by the customer on short notice without penalty. This creates uncertainty with respect to the revenues and earnings we may recognize with respect to our customer contracts and the loss of a large customer could have a material impact on revenue.

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

Our business with the federal government and government contractors presents additional risk considerations. We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts. Failure to meet these obligations could result in civil penalties, fines, suspension of payments, reputational damage, disqualification from doing business with government agencies and other sanctions or adverse consequences. Government procurement practices may change in ways that impose additional costs or risks upon us or pose a competitive disadvantage. Our employees may be unable to obtain or retain the security clearances necessary to conduct business under certain contracts, or we could lose, or be unable to secure or retain, a necessary facility clearance. In the event of a security incident by us or our personnel, we may not be able to conduct future business for certain federal government clients. In addition, government agencies may temporarily or permanently lose funding for awarded contracts, reduce spending, or deprioritize future spending on contracts on which we participate, or there could be delays in the start-up of projects already awarded and funded. This creates uncertainty with respect to the revenues and earnings we may recognize with respect to our government contracts.

We are at risk of damage to our brands, which are important to our success.

Our success depends, in part, on the value associated with our brands. Because we assign employees to work under the direction and supervision of our customer at work locations not under Kelly’s control, we are at risk of our employees engaging in unauthorized or illegal conduct that could harm our reputation. Our Education segment is particularly susceptible to this exposure because it places employees in schools and educational institutions where they work directly with vulnerable populations, including minors. These placements create heightened reputational and legal exposure related to potential misconduct involving students. Even a single incident of inappropriate contact, boundary violations, or prohibited interactions between our employees and students could result in significant harm to our brand, loss of client relationships, regulatory scrutiny, and legal liability. The nature of educational environments—where trust, safety, and duty of care are paramount—means that any allegation of misconduct, regardless of its ultimate validity, can damage our reputation within the education sector and more broadly. We implement screening, background checks, and training protocols that surpass regulatory compliance requirements, but we cannot entirely eliminate the risk that individuals we place may engage in conduct that violates professional boundaries or legal standards governing interactions with minors. The impact of such incidents could include contract terminations, difficulty securing new Education clients, litigation costs, regulatory penalties, and lasting damage to the Kelly brand.

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

As we increasingly offer services outside the realm of traditional staffing, including outcome-based services, business process outsourcing, vendor and supplier management and services intended to connect independent talent to independent work, we are exposed to additional risks which could have a material adverse effect on our business.

Our business strategy focuses on driving profitable growth in key specialty areas, including through business process outsourcing arrangements, where we provide operational management of our customers’ non-core functions or departments. We also plan to expand the outcome-based services we provide, which increases our risk associated with product delivery. For outcome-based services, customers may impose specific requirements that limit our flexibility and control over service delivery and can increase operational complexity, introduce compliance and security risks, and which could have a material adverse effect on our business. This could expose us to certain risks unique to that business, including civil liability, product liability, or product recalls. As the nature of work changes, we deliver services that connect independent talent to independent work with our customers which could expose the Company to risks of misclassifying workers, which could result in regulatory audits and penalties. Although we have internal vetting processes intended to control such risks, there is no assurance that these processes will be effective or that we will be able to identify these potential risks in a timely manner. Our specialties also include professional services where errors or omissions by employees or independent contractors can result in substantial injury or damages. We attempt to mitigate and transfer such risks through contractual arrangements with our customers and suppliers; however, these services may give rise to liability claims and litigation. While we maintain insurance in types and amounts we believe are appropriate for the contemplated risks, there is no assurance that such insurance coverage will remain available on reasonable terms or be sufficient in amount or scope.

We are increasingly dependent on third parties for the execution of critical functions and could be liable for their inability to perform or adhere to global compliance standards.

We rely on third parties to support critical functions within our operations, including portions of our technology infrastructure, vendor management, customer relationship management, applicant tracking systems and in-country staffing services. If we are unable to contract with third parties having the specialized skills needed to support our growth strategies or integrate their products and services with our business, or if they fail to meet our performance requirements, the results of operations could be adversely impacted. We also rely on supplier partnerships to deliver certain services to customers. If our suppliers fail to meet our standards and expectations, or are unfavorably regarded by our customers, our ability to discontinue the relationship may be limited, which could result in reputational damage, customer loss and adversely affect our results of operations. The failure or inability to adequately perform on the part of one or more of these critical vendors, suppliers, or partners could cause significant disruptions and increased costs. Moreover, these third parties are often subject to international laws and regulations regarding their conduct, including compliance with anti-bribery, anti-corruption, human trafficking, forced or child labor, trade sanctions, sustainability and other compliance obligations (“Global Compliance Obligations”). While we maintain processes to monitor these third-parties for compliance to these standards, failure of these third-parties to adhere to Global Compliance Obligations could result in significant fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, customer loss, and damage to our reputation.

Our information technology strategy may not yield its intended results.

Our information technology strategy focuses on improvements to our technology stack across the company, including synergies in our applicant onboarding and tracking systems, order management system, financial processes, and enterprise resource planning (“ERP”) system. While we have launched a multi-year strategic initiative to integrate all of our businesses into a single ERP system, full implementation of a unified ERP system is a complex, multi-year undertaking, and we face significant risks associated with completing the remaining phases of this initiative. The implementation of our enterprise-wide ERP system may experience delays, cost overruns, or technical challenges that prevent timely completion. We may encounter difficulties integrating our diverse business units into a single ERP. The complexity of harmonizing workflows, data migration, user adoption, and system customization could result in business disruptions, operational inefficiencies, or data integrity issues during the transition period. Even if successfully implemented, the new ERP system may not deliver the anticipated benefits, including improved productivity, cost savings, enhanced data visibility, or improved customer service capabilities. Although we carefully plan for intelligent integration of our acquisitions with our legacy businesses, there is no assurance that we will adequately resolve the issues presented by operating multiple disparate systems, or that we will successfully integrate technology across the Company.

In addition to our ERP initiative, we are pursuing opportunities to integrate artificial intelligence into our business operations, including in the recruiting, applicant tracking, screening, assessment, workforce analytics, and talent management domains. While these AI tools are intended to improve efficiency and services quality, they depend on data quality, algorithmic accuracy, and ongoing maintenance and refinement. Additionally, the rapid evolution of AI technology may require substantial and ongoing investment to remain competitive, and our competitors or new market entrants may deploy superior AI capabilities that erode our market position. If we are unable to successfully implement AI tools that meet customer expectations, fail to identify and adapt to changing talent or customer market demands related to AI, or face regulatory restrictions on AI use in employment contexts, our financial condition and results of operations could be materially adversely affected.

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

Our international operations subject us to potential liability under anti-bribery, anti-corruption, anti-trafficking, supply chain, trade protection and other laws and regulations.

The Foreign Corrupt Practices Act and other anti-bribery and anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. Other international laws and compacts hold companies liable for human rights violations that occur within their supply chain and impose obligations on companies to prohibit human trafficking, forced labor and child labor (“Human Rights and Supply Chain Laws”). While we devote substantial resources to our global compliance programs and have implemented policies, training and internal controls designed to reduce the risk of corrupt payments and ensure compliance with human rights standards, our employees, directors, officers, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws or Human Rights and Supply Chain Laws could result in significant fines and penalties, criminal sanctions against us, our directors, officers, employees, agents, or our vendors, prohibitions on the conduct of our business and damage to our reputation. Operations outside the United States may be affected by changes in trade protection laws, policies and measures and other regulatory requirements affecting trade and investment. As a result, we may be subject to legal liability and reputational damage.

Events such as natural disasters, severe weather, terrorist attacks, war, pandemics and other catastrophic events could decrease demand for our services in impacted areas.

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

We are subject to substantial pressure to meet external stakeholder’s sustainability requirements.
Influential investors, regulators, customers, and advocacy groups have increasingly focused on evaluating the sustainability commitments of companies in which they invest. While we have made public sustainability commitments, our customers often require us to comply with their requirements as part of their own practices. These enhanced expectations from our customers around sustainability practices can increase operating costs and require incremental resources to satisfy. Our inability to meet customer sustainability requirements could also result in the possible loss of major customer accounts. Although we maintain a sustainability program that we believe currently matches or exceeds our customer demands, there can be no guarantee that our program will be able to adequately meet future regulatory or customer requirements or that we will meet our established commitments.

Risks Related to Human Capital

We depend on our ability to attract, develop and retain qualified permanent full-time employees.

As we aim to expand the number of clients utilizing our higher margin specialty solutions in support of our growth strategy, we are highly reliant on individuals who possess specialized knowledge and skills to lead related specialty solutions and operations. Social, political and financial conditions can negatively impact the availability of qualified personnel. Competition for individuals with proven specialized knowledge and skills is intense and demand for these individuals is expected to remain strong in the foreseeable future. Our success is dependent on our ability to attract, develop and retain these employees.

We depend on the ability of Kelly and third-party talent suppliers to attract and retain qualified personnel to provide our services.

We depend on our and our suppliers' ability to attract qualified personnel who possess the skills and experience necessary to meet the workforce demands of our customers. We must continually evaluate our base of available qualified personnel and suppliers to keep pace with changing customer needs. Competition for individuals with established professional skills is fierce and demand for these individuals is anticipated to remain robust for the foreseeable future. Rapid evolution of technology may widen the skills gap, where the demand for expertise outpaces the availability of suitably skilled professionals. The shifts in workforce demographics, including new generations entering the labor market with different expectations around flexibility, career development, and work-life balance, may make it more difficult to attract and retain qualified talent. Low unemployment, periods of reduced job movement or hiring activity, as well as social, political and financial conditions can negatively impact the amount of qualified personnel available to meet the talent requirements of our customers. There can be no assurance that qualified personnel will continue to be available in sufficient numbers and on terms of employment acceptable to us and our customers.

The proliferation of artificial intelligence-enhanced application materials and fraudulent candidates, including those potentially sponsored by hostile actors, creates operational challenges and exposes us to legal, reputational, and security risks.

The widespread availability of artificial intelligence tools has altered the candidate recruitment and screening landscape, creating operational challenges for our business. AI technologies enable candidates to rapidly generate resumes, cover letters, skills assessment responses, and interview answers that may misrepresent their actual qualifications, experience, and capabilities. The growing use of AI by candidates has made it increasingly difficult and costly to identify qualified candidates and assess true competencies.

Candidates may use AI to optimize their resumes for applicant tracking systems, fabricate work histories, exaggerate technical skills, or perform well in initial screenings despite lacking the actual abilities required for the positions. If we place candidates whose qualifications have been misrepresented through AI assistance, and those individuals fail to perform adequately or cause harm to our clients' operations, we may face damage to client relationships, customer loss, and harm to our reputation.

We also face emerging threats from individuals sponsored or directed by hostile nation-states or criminal organizations. These actors may use stolen identities, deepfake technology for video interviews, AI-generated documentation, and other advanced techniques to secure placement in customer organizations with the intent to steal intellectual property, commit fraud, conduct corporate espionage, facilitate cyberattacks, or generate revenue for sanctioned regimes or criminal enterprises. Government agencies have specifically warned about organized schemes involving nationals from foreign countries seeking remote employment at U.S. and international companies while concealing their true identities and locations.

If we inadvertently place individuals engaged in such schemes, or such individuals are placed by suppliers in our MSPs, we could face severe consequences including violations of international sanctions laws and export control regulations, criminal and civil liability, customer loss, government investigations, substantial fines and penalties, reputational damage, and difficulty obtaining or maintaining government contracts.

While we continue to invest in training, enhanced screening procedures, verification technologies, background checks, and fraud detection capabilities, the sophistication of AI tools and the resources available to criminal enterprises and nation-state actors may exceed our detection capabilities. The rapidly evolving nature of these threats means our countermeasures may not keep pace with emerging tactics. These challenges could materially increase our operating costs, reduce our screening effectiveness, expose us to significant legal and financial liability, and damage our competitive position and brand value.

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

Many business processes critical to our continued operation are hosted in outsourced facilities in America, Europe and Asia, hosted at our corporate headquarters or, increasingly, occur in cloud-based computer environments. We rely on key cloud and Software as a Service (“SaaS”) providers to support critical business processes. These critical processes include, but are not limited to, payroll, customer reporting and order management. Although we have taken steps to protect such instances by establishing data backup and disaster recovery capabilities, a security incident, outage, or operational failure affecting these providers, or a misconfiguration or integration issue involving our environments, impair our ability to serve customers and candidates, and create a substantial risk of business interruption which could have a material adverse effect on our business, financial condition and results of operations.

A failure to maintain the privacy of personal data entrusted to us could have significant adverse consequences.

In the normal course of business we control, process, or have access to personal data regarding candidates and persons employed or engaged by us, our customers, certain customer employees and managed suppliers. Information concerning these individuals may also reside in systems controlled by third parties for purposes such as employee benefits, assignment information and payroll administration. The legal and regulatory environment concerning data privacy is becoming more complex and challenging and the potential consequences of non-compliance have become more severe. The European Union’s General Data Protection Regulation, the California Consumer Privacy Act, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and similar laws impose additional compliance requirements related to the collection, use, processing, transfer, disclosure, security and retention of personal or protected health information (“PHI”), which can increase operating costs and resources to accomplish. The further expansion of privacy laws and litigation for violations of those laws, including at a state-level in the United States, could make it more difficult or expensive for us to provide services and could have a material adverse effect on our business, financial condition and results of operations.

Any failure to abide by these regulations or to protect such personal information or PHI from inappropriate access or disclosure, whether through social engineering or by accident or other cause, could have severe consequences including fines, litigation, regulatory sanctions, reputational damage and loss of customers or employees. Although we have a privacy compliance program designed to preserve the privacy and rights of the individuals whose personal data we control or process, as well as personal data that we entrust to third parties, there can be no assurance that our program will meet all current and future regulatory requirements, anticipate all potential methods of unauthorized access, or prevent all inappropriate disclosures. Our insurance coverage may not be sufficient to cover all such costs or consequences and there can be no assurance that any insurance that we now maintain will remain available under acceptable terms.

Cyberattacks, damage or disruption to our technology systems and services, breaches of network or information technology security, or other serious security incidents could have an adverse effect on our systems, services, reputation and financial results.

We rely upon multiple information technology systems and networks, some of which are web-based or managed by third parties or open source, to process, transmit and store electronic information and to manage or support a variety of critical business processes and activities. Our networks and applications are increasingly accessed from locations and by devices not within our physical control and the specifics of our technology systems and networks may vary by geographic region. In the course of ordinary business, we may store or process proprietary or confidential information concerning our business and financial performance and current, past or prospective employees, customers, vendors and managed suppliers. The secure and consistent operation of these systems, networks and processes is critical to our business operations. Moreover, our workers may be exposed to, or have access to, similar information in the course of their customer assignments. We routinely experience cyberattacks, which may include the use or attempted use of malware, ransomware, computer viruses, phishing, social engineering schemes and other means of attempted disruption or unauthorized access. Advanced social engineering and impersonation techniques by criminal organizations and nation-state adversaries for the purposes of espionage, data theft, or system disruption have sought to exploit information technology job opportunities at many companies. Although we have not experienced a material attack of this nature, because our services involve providing talent solutions for information technology roles, we are at increased risk for this advanced type of attack, whether directly or through a supplier in our MSP services.

Additionally, the rapid pace of change in information security and cyber security threats could result in a heightened threat level for us or companies in our industry without notice. The potential risk increases as we expand and publicize new services. In addition to cyberattacks, our systems and services are vulnerable to damage or disruption from technology or software failures, errors by our employees or our vendors, power outages, natural disasters, extreme weather, conflicts, or other unforeseen events, which could disrupt our business operations. Our relationships with third parties, including suppliers we manage, customers and vendors, create potential avenues for malicious actors to initiate a supply chain attack. Even in instances where we are not a target of a malicious actor, we could be exposed to risk due to our relationships and business processes with these third parties.

The actions we take to reduce the risk of impairments to our operations or systems and breaches of confidential or proprietary data may not be sufficient to prevent or repel future cyber events or other impairments of our networks or information technologies, especially as cyberattacks become more sophisticated with advances in artificial intelligence. An event involving the destruction, modification, accidental or unauthorized release, or theft of sensitive information from systems related to our business, or an attack that results in damage to or unavailability of our key technology systems or those of critical vendors (e.g., ransomware), could result in damage to our reputation, fines, regulatory sanctions or interventions, contractual or financial liabilities, additional compliance and remediation costs, loss of employees or customers, loss of payment card network privileges, operational disruptions and other forms of costs, losses or reimbursements, any of which could materially adversely affect our operations or financial condition. Our cyber security and business continuity plans and those of our third parties with whom we do business, may not be effective in anticipating, preventing and effectively responding to all potential cyber risk exposures. Cyberattacks, even if unsuccessful, may damage or disrupt our systems and services or require us to take actions to protect our systems that could have a material adverse effect on our business, financial condition and results of operations. Our insurance coverage may not be sufficient to cover all such costs or consequences and there can be no assurance that any insurance that we now maintain will remain available under acceptable terms.

Risks Related to Our Capital Structure

Our controlling stockholder exercises voting control over our company and has the ability to elect or remove from office all of our directors.

We have a controlling stockholder that beneficially owns 92.2% of our outstanding Class B shares. Our Class B common stock is the only class of our common stock entitled to voting rights. The voting rights of our Class B common stock are perpetual and our Class B common stock is not subject to transfer restrictions or mandatory conversion obligations under our certificate of incorporation or bylaws. Our controlling shareholder therefore, is able to exercise voting control with respect to all matters requiring stockholder approval, including the election or removal from office of all members of the Company’s board of directors.

We are not subject to certain of the listing standards that normally apply to companies whose shares are quoted on the Nasdaq Global Select Market.

Our Class A and Class B common stock are quoted on the Nasdaq Global Select Market. Under the listing standards of the Nasdaq Global Select Market, we are deemed to be a “controlled company” due to our controlling shareholder having voting power with respect to more than fifty percent of our outstanding voting stock. A controlled company is not required to have a majority of its board of directors comprised of independent directors. Director nominees are not required to be selected or recommended for the board’s selection by a majority of independent directors or a nominations committee comprised solely of independent directors, nor do the Nasdaq Global Select Market listing standards require a controlled company to certify the adoption of a formal written charter or board resolution, as applicable, addressing the nominations process. A controlled company is also exempt from the Nasdaq Global Select Market’s requirements regarding the determination of officer compensation by a majority of independent directors or a compensation committee comprised solely of independent directors. A controlled company is required to have an audit committee composed of at least three directors who are independent as defined under the rules of both the SEC and the Nasdaq Global Select Market. The Nasdaq Global Select Market further requires that all members of the audit committee have the ability to read and understand fundamental financial statements and that at least one member of the audit committee possess financial sophistication. The independent directors must also meet at least twice a year in meetings at which only they are present.

As a “controlled company” under Nasdaq Global Select Market listing standards, we have elected to rely on the controlled company exemptions from certain corporate governance requirements. As a result, we are not required to (i) have director nominees selected or recommended to our board of directors by independent directors (either through a committee composed entirely of independent directors or by a majority of the independent directors on our board of directors) or (ii) have a compensation committee composed entirely of independent directors. Accordingly, the protections that these requirements are intended to provide may not be available to our stockholders, and our controlling stockholder may be able to exert significant influence over matters such as director nominations and executive compensation. In the future, we may elect to rely on additional controlled company exemptions (including exemptions relating to board and committee independence), to the extent we continue to qualify as a controlled company.

The holders of shares of our Class A common stock are not entitled to voting rights.

Under our certificate of incorporation, the holders of shares of our Class A common stock are not entitled to voting rights, except as otherwise required by Delaware law. Furthermore, pursuant to a Letter Agreement dated January 30, 2026, between the Company and Hunt Equity Opportunities, LLC (“Hunt”), for a period of three years following the closing of Hunt’s purchase of Class B common stock, certain “controlling stockholder transactions” (including “going private transactions”) must be approved by the holders of Class A common stock and Class B common stock voting together as a single class. In these specific and limited circumstances, each holder of Class A common stock is entitled to one vote per share, excluding any stockholders that have a material interest in the transaction or a material relationship with Hunt. As a result, Class A common stockholders do not otherwise have the right to vote for the election of directors or in connection with most other matters submitted for the vote of our stockholders, including most mergers and certain other business combination transactions involving the Company. See Subsequent Events footnote in the notes to our consolidated financial statements for additional details.

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

At our 2026 Annual Meeting of Stockholders, we expect to seek stockholder approval of an amendment to our certificate of incorporation that would (i) permit stockholder action by written consent, (ii) allow the Chairman of our Board to call special meetings of stockholders, (iii) allow a majority of the holders of our Class B common stock to call special meetings of stockholders, and (iv) permit stockholders to fill vacancies or newly created directorships. If approved, these changes would reduce certain impediments to stockholder action contained in our current organizational documents and could, depending on the circumstances, either facilitate or deter third-party acquisition efforts.

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

Our bank credit facilities contain covenants that require us to maintain specified financial ratios and satisfy other financial conditions. During 2025, we met all of the covenant requirements. Our ability to continue to meet these financial covenants, particularly with respect to interest coverage (see Debt footnote in the notes to our consolidated financial statements), cannot be assured. If we default under this or any other of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable or significantly increase the cost of the facility. Additionally, our credit facilities contain cross-default provisions. In these circumstances, there can be no assurance that we would have sufficient liquidity to repay or refinance this indebtedness at favorable rates or at all. Events beyond our control could result in the failure of one or more of our banks, reducing our access to liquidity and potentially resulting in reduced financial and operating flexibility. If broader credit markets were to experience dislocation, our potential access to other funding sources would be limited.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

Management of material risks from cybersecurity threats for Kelly, Kelly subsidiaries, third-party suppliers and vendors occurs as part of the Company’s Enterprise Risk Management (“ERM”) program. The Company’s ERM program provides ongoing risk identification, oversight, guidance and mitigation on various risks, including cybersecurity. The Company has a Chief Information Security Officer (“CISO”) responsible for the evaluation and mitigation of cybersecurity risks in coordination with the Company’s information technology, law, risk and insurance and enterprise risk and compliance groups. These groups work in tandem on cybersecurity and privacy governance and oversee the Company’s approach to information security, privacy, data governance and IT infrastructure, which includes monitoring to proactively identify potential security threats, maintenance of access controls, asset management, response and recovery activities and training and awareness programs.

The Company maintains technical and organizational safeguards, including vulnerability assessments, endpoint monitoring, penetration testing, employee training, incident response capability reviews and exercises, cybersecurity insurance and business continuity mechanisms to protect the Company’s assets and operations. In addition to our internal information security team, we rely on services from various third parties, including a Managed Security Service Provider (“MSSP”) and services from an IT solutions organization. To evaluate the effectiveness of these internal and external efforts, Kelly adopted the National Institute of Standards and Technology Cybersecurity framework (“NIST CSF”) and is assessed against the NIST CSF by a third-party firm at least annually. We use the assessment, reviews and exercises to ensure that the Company’s information security program and processes for managing material cybersecurity risks are responsive to changes in the threat environment.

We rely upon multiple information technology systems and networks, some of which are web-based or managed by third parties, to process, transmit and store electronic information and to manage or support a variety of critical business processes and activities. We actively review the risks associated with all third-party service providers at the inception of our relationship with them and on an ongoing basis as part of our information security program and enterprise risk management third-party risk assessment process. These processes include architecture reviews and contractual clauses related to data protection and compliance, SSAE audits and reviews of vendor System and Organization Controls (“SOC”) 1 and SOC 2 Type II reports for critical vendors and ongoing monitoring and reporting of vendor security by independent third parties.

Cybersecurity Threats

Although we have not experienced a cybersecurity incident that materially affected our results of operations or financial condition, we periodically experience cyberattacks, which may include the use or attempted use of malware, ransomware, computer viruses, phishing, AI-enhanced attacks, deepfake technology, social engineering schemes and other means of attempted disruption or unauthorized access. The increasing sophistication of attacks leveraging artificial intelligence and machine learning enables threat actors to automate and scale their operations, create highly convincing phishing campaigns, bypass traditional security measures, and adapt their tactics in real-time to evade detection. Additionally, the rapid pace of change in information security and cybersecurity threats, including the rapid advancement of AI-driven attack capabilities, could result in cyberattacks with little or no notice. Our relationships with third parties, including suppliers we manage, customers and vendors to whom we outsource or rely on for business processes or software, creates potential avenues for malicious actors to initiate a supply chain attack. Even in instances where we are not the direct target of a malicious actor, we could be exposed to risk due to our relationships and business processes with these third parties.

Despite security measures, unforeseen exploits create an inherent risk of cyberattacks that could materially affect our operations without notice. An event involving the destruction, modification, accidental or unauthorized release, or theft of sensitive information from systems related to our business, or an attack that results in damage to or unavailability of our key technology systems or those of critical vendors (e.g., ransomware), could result in damage to our reputation, fines, regulatory sanctions or interventions, contractual or financial liabilities, additional compliance and remediation costs, loss of employees or customers, loss of payment card network privileges, operational disruptions and other forms of costs, losses or reimbursements, any of which could materially adversely affect our operations or financial condition. Our cyber security and business continuity plans and those of our third parties with whom we do business, may not be effective in anticipating, preventing, or effectively responding to all potential cyber risk exposures. Our insurance coverage may not be sufficient to cover all such costs or consequences and there can be no assurance that any insurance that we now maintain will remain available under acceptable terms. See Part I, Item 1A. Risk Factors under the heading “Risks Related to Cyber Security and Data Privacy” for additional commentary.

Governance

Our board of directors oversees consideration of strategic risks to the Company as well as management’s actions to address and mitigate those risks and delegate oversight of specific risk topics to relevant board committees. The Company’s CISO, Chief Information Officer (“CIO”), Chief Risk and Privacy Officer, General Counsel, Chief Financial Officer (“CFO”), Chief Executive Officer (“CEO”) and other officers review the Company’s cybersecurity metrics on access controls, asset management, response and recovery activities, training and awareness programs, cybersecurity threats and certain incident information quarterly and on an ad hoc basis when necessary. The Company's Chief Risk and Privacy Officer, CISO, Vice President of Internal Audit and certain members of this management team and select members from their teams convene monthly to manage cybersecurity and privacy governance. The Chief Risk and Privacy Officer holds similar quarterly reviews with the Audit Committee Chair of the Company's Board of Directors, each committee chair and other directors including the CEO, CFO and General Counsel. During these reviews, topics include:

•implementation and third-party evaluation of the Company’s cybersecurity program, including applicable policies, procedures, governance and adopted risk management framework;
•the impact of cybersecurity and privacy risks on the Company’s services, employees, customers, suppliers, vendors and the staffing industry; and
•information on global regulatory changes and best practices.

In addition to the reports submitted quarterly by the Company’s Chief Risk and Privacy Officer and CISO, the Vice President of Internal Audit independently assesses the Company’s risk management process and separately reports on the effectiveness of the Company’s risk identification, prioritization and mitigation processes to the Audit Committee. All board members are kept apprised of its committees’ risk oversight activities through reports from the committee chairs presented at regular Board meetings. The Company utilizes a multi-layered approach to prevent and detect cyber threats and has standard operating procedures relating to the identification, incident response and notification and management escalations for security incidents. In line with those procedures, the Company activates an emergency management team (“EMT”), empowered to make decisions and respond to critical events including cyber incident mitigation and remediation activities. Members of the EMT for information security incidents include the CISO, CIO and Chief Risk and Privacy Officer, along with additional representatives from the information technology and ERM teams, as well as the General Counsel Office, Finance, Communications and Business Operations as appropriate. While active, the EMT provides regular reports to the CEO, General Counsel and other members of the senior leadership team.

The Company’s Chief Information Security Officer is responsible for the assessment and management of material risks related to cybersecurity. Our CISO has over 20 years of experience in information security and security engineering at various technology and staffing companies. The CISO reports directly to the CIO, who has over 30 years of experience serving as Chief Information Officer, Director of IT and other roles in corporate information technology at staffing and technology companies. In addition, the Company’s Management Team and Cybersecurity and Privacy Governance Team is composed of individuals with collective decades of experience in information technology, data protection, threat response, emergency management, business continuity and disaster recovery.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Dividends

Our Class A and Class B common stock is traded on the Nasdaq Global Select Market under the symbols “KELYA” and “KELYB,” respectively. The high and low selling prices for our Class A common stock and Class B common stock as quoted by the Nasdaq Global Select Market and the dividends paid on the common stock for each quarterly period in the last two fiscal years are reported in the table below. Our ability to pay dividends is subject to compliance with certain financial covenants contained in our debt facilities, as described in the Debt footnote in the notes to our consolidated financial statements.

	Per share amounts (in dollars)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2025
Class A common
High	$15.11	$13.34	$14.94	$13.31	$15.11
Low	12.66	10.80	11.38	7.98	7.98

Class B common
High	$15.15	$12.75	$15.05	$13.47	$15.15
Low	12.87	11.04	11.81	8.48	8.48

Dividends	0.075	0.075	0.075	0.075	0.300

2024
Class A common
High	$25.27	$25.02	$23.80	$22.44	$25.27
Low	19.74	20.84	19.00	12.68	12.68

Class B common
High	$25.00	$24.53	$22.98	$21.22	$25.00
Low	19.80	21.30	19.70	14.00	14.00

Dividends	0.075	0.075	0.075	0.075	0.300

Stockholder Rights Plan

On January 11, 2026, our Board of Directors adopted a stockholder rights plan (the “Rights Plan”) following notification that the Terence E. Adderley Revocable Trust K had entered into a definitive agreement to sell its 92.2% holding of the Company’s voting Class B common stock. In connection with the Rights Plan, the Company declared a dividend of one right per outstanding share of Class A and Class B common stock to stockholders of record as of 5:15 p.m. Eastern Time on January 11, 2026. The rights were initially not exercisable and would have become exercisable upon the occurrence of certain events, including if any person or group acquired beneficial ownership of 75% or more of the outstanding shares of Class B common stock.

On January 30, 2026, the Company entered into a letter agreement with Hunt and the Board approved Amendment No. 1 to the Rights Plan. The amendment, among other things, exempted the Hunt purchase from Trust K as a triggering event under the Rights Plan and provided that the Rights Plan would expire immediately prior to the closing of that share transfer. The transfer closed on January 30, 2026, and, accordingly, the Rights Plan is no longer in effect as of that date. Additional information regarding the Rights Plan and the amendment is available in the Company’s Current Reports on Form 8-K filed January 12, 2026 and January 30, 2026.

Holders

The number of holders of record of our Class A and Class B common stock were approximately 12,900 and 500, respectively, as of January 30, 2025.

Recent Sales of Unregistered Securities

None.
Issuer Purchases of Equity Securities

During the fourth quarter of 2025, we reacquired shares of our Class A common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
September 29, 2025 through November 2, 2025	29,590	$12.40	—	$40.0
November 3, 2025 through November 30, 2025	576,444	8.54	576,318	$35.1
December 1, 2025 through December 28, 2025	583,757	8.76	582,310	$30.0
Total	1,189,791	$8.74	1,158,628

On November 26, 2024, the Company's board of directors approved a share repurchase program for the Company to repurchase shares covering up to an aggregate of $50.0 million of the Company's Class A common stock. The share repurchase authorization expires on December 2, 2026. We may also reacquire shares outside of the program in connection with shares sold to cover employee tax withholdings due upon the vesting of restricted stock held by employees. Accordingly, 31,163 shares were reacquired in transactions outside the repurchase program during the Company’s fourth quarter.

Performance Graph

The following graph compares the cumulative total return of our Class A common stock with that of the S&P SmallCap 600 Index and the S&P 1500 Human Resources and Employment Services Index for the five years ended December 31, 2025. The graph assumes an investment of $100 on December 31, 2020 and that all dividends were reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
December 31, 2020 – December 31, 2025

	2020	2021	2022	2023	2024	2025
Kelly Services, Inc.	$100.00	$81.95	$83.81	$108.96	$71.34	$46.20
S&P SmallCap 600 Index	$100.00	$126.82	$106.40	$123.48	$134.22	$142.30
S&P 1500 Human Resources and Employment Services Index	$100.00	$151.14	$112.90	$120.20	$142.72	$121.68

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Executive Overview
In 2025, Kelly continued to advance its multi-year transformation, building on the decisive actions taken in 2023 and 2024 to streamline the portfolio, sharpen strategic focus, and expand into higher-margin, higher-growth specialties. We remained focused on capturing a greater share of growth, converting a higher proportion of revenue into bottom-line performance, and positioning Kelly to benefit from an eventual recovery in the staffing environment.
Kelly entered 2025 with a simplified operating model concentrated on North American staffing, business process outsourcing (“BPO”) and specialty solutions and global Managed Service Provider (“MSP”) and recruitment process outsourcing (“RPO”) offerings, following the 2024 sale of its European staffing operations and the Ayers Group and acquisition of Motion Recruitment Partners (“MRP”) and Children’s Therapy Center (“CTC”). These portfolio actions reflected a deliberate shift toward businesses with more attractive growth profiles, scalable platforms, and improved EBITDA margin potential.
We continued to execute our refreshed go-to-market strategy, designed to deliver the full suite of Kelly solutions to large enterprise customers and capture a greater share of wallet while maintaining high service levels for customers of all sizes. This strategy was supported by ongoing commitment to delivering greater effectiveness and data-driven sales processes and initiatives.
Critical to positioning Kelly for future growth was the hiring of Chris Layden as President and Chief Executive Officer in September 2025. Layden succeeded Peter Quigley, who announced his intention to retire in February 2025. Layden brings dynamic industry leadership and extensive experience leading organizations through periods of significant change, while delivering growth and strengthening competitive positioning. Layden’s hiring underscores Kelly’s commitment to enhancing its operational capabilities and service delivery while transforming its technology processes and platforms.
During 2025, Kelly faced a dynamic macroeconomic environment characterized by sluggish labor market demand and policy shifts which had significant impacts on the industry, including Kelly. In the face of these headwinds, Kelly demonstrated measurable progress in cost discipline and selective market strength. At the same time, we accelerated structural and demand-driven cost optimization initiatives, including technology modernization, acquisition integration and process efficiencies to enhance execution and agility while positioning Kelly to capture market share and improve profitability when staffing market conditions stabilize.
Structural cost actions, operating model simplification, acquisition integration and portfolio reshaping are expected to support continued improvement in Kelly’s growth prospects and financial profile as we move through 2026 and beyond.
Financial Measures

Reported percentage changes are computed based on millions. Prior year percent changes were computed based on actual amounts in thousands. Prior year percent changes have been recast to conform to the new presentation which is calculated based on millions. All dollar amounts are presented in millions except for per share data.

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

Results of Operations
Total Company
(in millions)

	2025	2024	% Change
Revenue from services	$4,250.9	$4,331.8	(1.9)%
Gross profit	853.0	882.6	(3.4)
SG&A expenses excluding integration, realignment, restructuring charges, and depreciation and amortization	747.1	750.8	(0.5)
Integration, realignment and restructuring charges	27.8	16.1	72.7
Total SG&A expenses excluding depreciation and amortization	774.9	766.9	1.0
Depreciation and amortization	51.0	51.5	(1.0)
Total SG&A expenses	825.9	818.4	0.9
Goodwill impairment charge	102.0	72.8	40.1
Asset impairment charge	—	13.5	NM
Gain on sale of EMEA staffing operations	(4.1)	(1.6)	(156.3)
Gain on sale of assets	(1.0)	(5.4)	81.5
Earnings (loss) from operations	(69.8)	(15.1)	(362.3)
Other income (expense), net	(9.0)	(6.8)	(32.4)
Earnings (loss) before taxes	(78.8)	(21.9)	(259.8)
Income tax expense (benefit)	175.3	(21.3)	NM
Net earnings (loss)	$(254.1)	$(0.6)	NM

Gross profit rate	20.1%	20.4%	(0.3) pts.

The total company discussion that follows focuses on 2025 results compared to 2024. For a discussion of total company 2024 results compared to 2023, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, filed on February 13, 2025.

In the segment level discussions that follow the total company discussion, the comparative results for 2024 and 2023 have been recast to conform to the new structure. Our operating segments, which also represent our reportable segments, are based on the organizational structure for which financial results are regularly evaluated by our chief operating decision-maker (“CODM”, our CEO) to determine resource allocation and assess performance.

We combined our former P&I and OCG segments into the ETM segment in the first quarter of 2025, responding to a shift in customer demand toward integrated workforce solutions and enabling a more streamlined and efficient go-to-market approach. We also realigned certain customers from the SET segment to the ETM segment to support this integrated strategy. Also in the first quarter of 2025, we moved MRP's Sevenstep business from the SET segment to the ETM segment as part of the broader integration of MRP. The 2024 and 2023 ETM and SET segment information has been recast to conform to the new structure.
Our three reportable segments: (1) Enterprise Talent Management, (2) Science, Engineering & Technology and (3) Education, reflect the specialty services we provide to customers and represent how the business is organized internally.
2025 vs. 2024

Revenue from services decreased 1.9% year-over-year with decreases in the ETM and SET segments, partially offset by an increase in the Education segment and by the acquisition of MRP in May 2024. Excluding the impact from the acquisition, revenue from services decreased 6.2%. Compared to last year and excluding the impact from the acquisition, revenue from staffing services decreased 6.0% and revenue from outcome-based services decreased 9.4% from the prior year. Revenue from talent solutions increased 1.1% and permanent placement revenue decreased 20.9% from the prior year, excluding the impact from the acquisition.

Gross profit decreased 3.4% on lower revenue volume, partially offset by the acquisition of MRP. Excluding the impact from the acquisition, gross profit decreased 9.7%. The gross profit rate decreased 30 basis points to 20.1% and was favorably impacted by the acquisition of MRP. Excluding the acquisition, the gross profit rate declined 70 basis points. The decrease is due primarily to changes in business mix, higher employee-related costs and lower permanent placement revenue. Permanent placement revenue has higher gross profit due to very low direct costs of services and thus has a disproportionate impact on gross profit rates. The gross profit rate decreased in the ETM and SET segments and had a slight increase in the Education segment.

Total selling, general and administrative (“SG&A”) expenses increased 0.9%, primarily due to the acquisition of MRP. Excluding the impact of the acquisition, SG&A expenses decreased 4.8%. Included in SG&A expenses in 2025 were $27.8 million of integration and realignment costs related to initiatives to integrate MRP and other prior acquisitions, consolidating operating segments and further aligning processes and technology. Also included in SG&A was $2.7 million of executive transition charges and $0.8 million of transaction costs. Included in SG&A expenses in 2024 were $17.9 million of transaction costs arising from the sale of our EMEA staffing operations and acquisition of MRP, $10.0 million of integration costs related to initiatives to integrate MRP and aligning Company processes and technology, $6.1 million of restructuring and transformation costs and $2.3 million of executive transition charges. Excluding the impact of the acquisition, as well as transaction, integration, restructuring and executive transition charges—and excluding depreciation and amortization—SG&A expenses decreased 4.7% primarily due to momentum on structural and demand-driven expense optimization initiatives and lower variable, performance-based incentive compensation expenses in response to lower revenue volume. Depreciation and amortization represents the total company depreciation and amortization of intangibles, including the amortization of hosted software.

The goodwill impairment charge in 2025 was primarily driven by reduced demand, integration of MRP and Softworld acquisitions and the realignment of reporting units in the SET segment. The goodwill impairment charge in 2024 related to our Softworld reporting unit which delivers technology staffing and workforce services and is included in the SET segment. Changes in internal projections of financial performance due to continued challenging market conditions resulted in a lower estimated fair value for the reporting unit and an impairment charge of $102.0 million and $72.8 million for 2025 and 2024, respectively. The impairment of assets in 2024 represents the impairment of certain right-of-use (“ROU”) assets related to our leased headquarters facility.

Loss from operations in 2025 totaled $69.8 million, compared to a loss from operations of $15.1 million in 2024. The decrease is primarily related to the goodwill impairment charges, increased costs for integration, realignment and restructuring activities, the impact of lower revenue and gross profits and higher SG&A as compared to the prior year.

The change in other income (expense), net is primarily the result of an increase in interest expense related to the long-term debt taken on in 2024 in conjunction with the acquisition of MRP.

Income tax expense was $175.3 million in 2025 compared to an income tax benefit of $21.3 million in 2024. The 2025 expense was impacted by $197.6 million of federal and state valuation allowances established against U.S. general business credit carryforwards and other deferred tax assets, and a $6.2 million impact from a non-tax deductible goodwill impairment charge. This was offset by an $18.4 million benefit from the impairment of tax-deductible goodwill. In 2024, the benefit was driven by an $18.4 million tax benefit from the impairment of tax-deductible goodwill.

Operating Results By Segment
(in millions)

	2025	2024	2025 to 2024 % Change	2023	2024 to 2023 % Change
Revenue From Services:
Enterprise Talent Management	$2,005.5	$2,196.1	(8.7)%	$2,214.4	(0.8)%
Science, Engineering & Technology	1,240.4	1,165.7	6.4	970.6	20.1
Education	1,010.7	972.3	3.9	841.9	15.5
International	—	—	NM	812.1	NM
Less: Intersegment revenue	(5.7)	(2.3)	(147.8)	(3.3)	30.3
Consolidated Total	$4,250.9	$4,331.8	(1.9)%	$4,835.7	(10.4)%

2025 vs. 2024

ETM revenue includes the impact from the acquisition of Sevenstep, the MRP talent solutions business. Revenue excluding the acquisition decreased 9.1%. Revenue from staffing services decreased 11.7%, resulting from lower demand primarily at certain large customers and revenue from outcome-based services decreased 12.1%, primarily due to the ramping down of a large contact-center customer that has fully ended as of the third quarter of 2025, which was offset by an increase of 1.1% in talent solutions, excluding the acquisition.

The increase in SET revenue from services was primarily driven by the acquisition of MRP staffing and outcome-based solutions businesses. Excluding the acquisition, revenue from services decreased 9.3%, primarily driven by lower staffing services demand related to U.S. federal government contractors. Excluding the acquisition, revenue in our outcome-based services decreased 5.5%. Permanent placement fees decreased, reflecting continued lower market demand.

The increase in Education revenue from services was driven by the impact of higher fill rates and higher bill rates on stable demand for our services as compared to a year ago, partially offset by the impact of weather-related school closures early in the year.

2024 vs. 2023

The decrease in ETM revenue from services was due primarily to a 3.9% decline in staffing services resulting from lower demand, partially offset by higher bill rates. Revenue from outcome-based services decreased 0.9% due to lower demand for our call-center solutions, partially offset by higher revenue from other specialties.

The increase in SET revenue from services was driven by the acquisition of MRP in May 2024. Excluding the acquisition, revenue from services decreased 6.6%, primarily due to lower demand in our staffing specialties, partially offset by higher bill rates. Excluding the acquisition, revenues from outcome-based services decreased 6.3%.

The increase in Education revenue from services reflects increased demand for our services as compared to a year ago. Increased demand for our services reflects new customer wins and an increased fill rate related to demand of existing customers.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our ETM segment.

Operating Results By Segment (continued)
(in millions)

	2025	2024	2025 to 2024 % Change	2023	2024 to 2023 % Change
Gross Profit:
Enterprise Talent Management	$392.8	$444.9	(11.7)%	$465.7	(4.5)%
Science, Engineering & Technology	313.2	297.9	5.1	246.9	20.7
Education	147.0	139.8	5.2	128.7	8.6
International	—	—	NM	120.1	NM
Consolidated Total	$853.0	$882.6	(3.4)%	$961.4	(8.2)%

Gross Profit Rate:
Enterprise Talent Management	19.6%	20.3%	(0.7) pts.	21.0%	(0.7) pts.
Science, Engineering & Technology	25.3	25.6	(0.3)	25.4	0.2
Education	14.5	14.4	0.1	15.3	(0.9)
International	—	—	—	14.8	(14.8)
Consolidated Total	20.1%	20.4%	(0.3) pts.	19.9%	0.5 pts.

2025 vs. 2024

Gross profit for the ETM segment decreased on lower revenue volume. Factors impacting the gross profit rate included higher employee-related costs and changes in business mix, which reduced the gross profit rate by 70 basis points.

SET gross profit increased primarily due to the acquisition of MRP. The change in the SET gross profit rate was driven by a 50 basis point decrease reflecting the impact of changes in business mix and higher employee-related costs and a 50 basis point decrease as a result of lower permanent placement revenue, partially offset by a 70 basis point increase due to the MRP acquisition, which generates higher gross profit rates.

Gross profit for the Education segment increased on higher revenue volume. The gross profit rate increased 10 basis points due to lower employee-related costs, partially offset by changes in business mix.

2024 vs. 2023

Gross profit for the ETM segment decreased on lower revenue volume. In comparison to the prior year, the gross profit rate decreased 70 basis points primarily due to changes in business mix and lower permanent placement revenue, partially offset by lower employee-related costs.

SET gross profit increased resulting from the acquisition of MRP, partially offset by the decrease in revenue volume in other components of the segment. The gross profit rate increased 80 basis points due to the acquisition of MRP, which generates higher gross profit rates. This impact was partially offset by a 60 basis point decrease in the gross profit rate in other components of SET reflecting changes in business mix and lower permanent placement revenue, partially offset by lower employee-related costs.

Gross profit for the Education segment increased on higher revenue volume. The gross profit rate decreased 90 basis points due primarily to changes in business mix, lower permanent placement revenue and higher employee-related costs.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our ETM segment.

Operating Results By Segment (continued)
(in millions)

	2025	2024	2025 to 2024 % Change	2023	2024 to 2023 % Change
SG&A Expenses (excluding depreciation and amortization):
Enterprise Talent Management	$373.0	$385.9	(3.3)%	$432.2	(10.7)%
Science, Engineering & Technology	247.1	226.7	9.0	184.8	22.7
Education	101.0	95.9	5.3	92.4	3.8
International	—	—	NM	122.0	NM
Corporate expenses	53.8	58.4	(7.9)	63.2	(7.6)
Consolidated Total	$774.9	$766.9	1.0%	$894.6	(14.3)%

2025 vs. 2024

The decrease in ETM SG&A expenses excluding depreciation and amortization was primarily due to lower salary-related costs and performance-based incentive compensation as a result of operating efficiencies and expense management actions in response to lower revenue volume compared to the prior year, partially offset by the addition of the Sevenstep business and integration and realignment charges. Excluding the acquisition, expenses decreased 4.5% from the prior year.

The increase in SET SG&A expenses excluding depreciation and amortization was primarily related to higher employee-related costs due to the acquisition of MRP. Excluding the acquisition, expenses decreased 6.5% from the prior year due to lower shared service costs which are included in other segment expenses and lower direct salaries reflecting expense management actions in response to lower revenue volume compared to the prior year, partially offset by an increase in integration and realignment charges in 2025 as compared to prior year restructuring and transformation costs.

The increase in Education SG&A expenses excluding depreciation and amortization primarily related to increased costs to support year-over-year revenue growth.

The decrease in Corporate expenses was primarily driven by lower employee-related costs and transaction costs, partially offset by an increase in integration and realignment charges in 2025 as compared to prior year.

2024 vs. 2023

The decrease in total SG&A expenses excluding depreciation and amortization in ETM includes the impact of restructuring and transformation charges and the impact from the addition of the Sevenstep business. Excluding the impact of these items, expenses decreased by 10.5% primarily due to lower direct salaries as a result of cost management in response to lower revenue volume compared to the prior year, as well as the impact of transformation-related actions. Other segment expenses declined primarily due to lower shared service costs for IT, finance, human resources and legal support and lower facilities and equipment-related costs.

The increase in total SG&A expenses excluding depreciation and amortization in SET is due to the MRP acquisition. Excluding the impact from the acquisition, expenses decreased 10.3% from the prior year primarily due to lower shared service costs which are included in other segment expenses and lower direct salaries reflecting the response to lower revenue volume compared to the prior year, as well as the impact of transformation-related actions.

The increase in total SG&A expenses excluding depreciation and amortization in Education is primarily due to increased direct salaries and other segment expenses as revenue levels increased and were partially offset by the impact of transformation-related actions.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our ETM segment.

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

Operating Results By Segment (continued)
(in millions)

	2025	2024	2025 to 2024 % Change	2023	2024 to 2023 % Change
Business Unit Profit (Loss)
Enterprise Talent Management	$19.8	$59.0	(66.4)%	$31.2	89.1%
Science, Engineering & Technology	(35.9)	(1.6)	NM	62.0	NM
Education	46.0	43.9	4.8	36.3	20.9
International	—	—	NM	(1.9)	NM
Business Unit Profit (Loss)	29.9	101.3	(70.5)	127.6	(20.6)
Corporate	(53.8)	(58.4)	(7.9)	(63.2)	(7.6)
Asset impairment charge	—	(13.5)	NM	—	NM
Gain on sale of EMEA staffing operations	4.1	1.6	156.3	—	NM
Gain on sale of assets	1.0	5.4	(81.5)	—	NM
Depreciation and amortization	(51.0)	(51.5)	(1.0)	(40.1)	28.4
Consolidated Total Earnings (loss) from Operations	$(69.8)	$(15.1)	(362.3)%	$24.3	NM

2025 vs. 2024

ETM reported profit decreased versus the prior year primarily due to lower revenue and gross profit with lower demand among certain large customers, partially offset by lower SG&A expenses. These results include the impact from the addition of the Sevenstep business.

SET reported loss includes an increase in goodwill impairment charges and the impact of the 2024 acquisition of MRP. Excluding the goodwill impairment and acquisition impacts, SET business unit loss increased from the prior year due to lower revenue and gross profit, partially offset by lower SG&A expenses.

Education reported profit increased versus the prior year primarily driven by higher revenue and gross profit driven by the impact of higher fill rates and bill rates, partially offset by an increase in SG&A expenses.

Corporate expenses decreased over the prior year primarily driven by lower employee-related costs and transaction costs, partially offset by an increase in integration and realignment charges in 2025.

2024 vs. 2023

ETM reported profit increased versus the prior year due primarily to lower SG&A expenses, partially offset by lower revenue and gross profit. These results include the impact of $1.0 million of business unit profit from the addition of the Sevenstep business.

SET reported profit in 2024 includes a $72.8 million goodwill impairment charge related to Softworld and $11.8 million of business unit profit from the acquisition of MRP. Excluding the goodwill impairment and acquisition impacts, the decrease in profit was essentially flat to prior year.

Education reported profit increased versus the prior year primarily due to higher revenue and gross profit.

International reflects the sale of our EMEA staffing operations in January 2024 and the transfer of our Mexico operations to our ETM segment.

Corporate expenses decreased year-over-year primarily due to lower transformation-related charges, partially offset by higher transaction-related expenses from the sale of our EMEA staffing operations and integration costs related to the acquisition of MRP.

Results of Operations
Financial Condition

Historically, we have financed our operations through cash generated by operating activities and access to credit markets. Our working capital requirements are primarily generated from temporary employee payroll, which is generally paid weekly or monthly and customer accounts receivable, which is generally invoiced to customers weekly or monthly and is outstanding for longer periods. Since receipts from customers lag payroll payments to temporary employees, working capital requirements increase and operating cash flows may decrease substantially in periods of growth. Conversely, when economic activity slows, working capital requirements may substantially decrease and operating cash flows increase. Such increases dissipate over time if the economic downturn continues for an extended period.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash totaled $37.7 million at year-end 2025, compared to $45.6 million at year-end 2024. As further described below, during 2025, we generated $122.6 million of cash from operating activities, generated $22.3 million of cash from investing activities and used $161.1 million of cash for financing activities.

Operating Activities

In 2025, we generated $122.6 million of net cash from operating activities, as compared to generating $26.9 million in 2024 and generating $76.7 million in 2023. The increase from prior year is primarily due to decreased working capital requirements.

Trade accounts receivable totaled $1.2 billion at year-end 2025 and $1.3 billion at year-end 2024. Global DSO was 61 days for 2025 and 59 days for 2024.

Deferred tax expense of $168.5 million in 2025 compared to a deferred tax benefit of $27.8 million in 2024 is due to an increase in the valuation allowance on deferred tax assets in 2025. This allowance was principally due to cumulative losses in recent years, which were driven by goodwill impairment charges. Cumulative losses are a significant piece of negative evidence that limits the ability to consider other evidence, such as projections for future growth, when assessing the recoverability of deferred tax assets.

Our working capital position (total current assets less total current liabilities), was $446.5 million at year-end 2025 and $539.0 million for 2024, including the impact of our 2024 acquisition of MRP of $71.2 million. The decrease in working capital is due to lower trade accounts receivable from reduced revenue and the cash collected during the year was used to pay down debt balances. The current ratio (total current assets divided by total current liabilities) was 1.5 at year-end 2025 and 1.7 at year-end 2024.

Investing Activities

In 2025, we generated $22.3 million of net cash for investing activities, compared to using $361.6 million in 2024 and $14.1 million in 2023. Included in cash from investing activities in 2025 is $21.8 million of cash proceeds received in connection with the settlement of the receivable related to the sale of EMEA staffing operations and $6.4 million of cash from the sale of the PersolKelly investment (see Acquisitions and Dispositions footnote). This was partially offset by $8.5 million of cash used for capital expenditures.

Included in cash used for investing activities in 2024 was $431.9 million of cash used for the acquisition of MRP in May 2024 and CTC in November 2024, net of cash received, $11.1 million of cash used for capital expenditures, partially offset by $77.1 million of proceeds from the sale of the EMEA staffing operations, net of cash disposed.

Included in cash used for investing activities in 2023 is $15.3 million of cash used for capital expenditures, partially offset by $2.0 million for the receipt of the final payment in connection with an investment that was sold in 2021.

Capital expenditures in 2025, 2024 and 2023 primarily related to our IT infrastructure and technology programs.

Financing Activities

In 2025, we used $161.1 million of cash for financing activities, as compared to generating $214.8 million in 2024 and using $59.6 million in 2023. The cash used from financing activities is driven by net payments of $137.5 million in 2025 compared to net proceeds of $239.4 million in 2024 on our credit facilities in connection with the acquisition of MRP. The acquisition of MRP represents the primary driver of the change in cash from 2024. The change in cash used for financing activities from 2023 to 2024 was primarily related to a decrease in Class A common stock repurchases. In 2025, we repurchased $10.0 million of our Class A common stock compared to $10.0 million in shares repurchased in 2024 and $42.2 million in 2023.
Dividends paid per common share were $0.30 in 2025, 2024 and 2023. Payments of dividends are restricted by the financial covenants contained in our debt facilities. Details of this restriction are contained in the Debt footnote in the notes to our consolidated financial statements.
Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure our relative capital structure and leverage. Our ratio of debt-to-total capital was 9.4% at year-end 2025 and 16.2% at year-end 2024.

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

We assess and monitor our liquidity and capital resources globally. We use the Cash Pool, intercompany loans, dividends, capital contributions, and local lines of credit to meet funding needs and allocate our capital resources among our various subsidiaries. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize our overall capital structure. As of year-end 2025, these reviews have not resulted in specific plans to repatriate a majority of our international cash balances. We expect much of our international cash will be needed to fund working capital growth in our local operations as working capital needs, primarily trade accounts receivable, increase during periods of growth.

At year-end 2025, we had $150.0 million of available capacity on our $150.0 million revolving credit facility and $105.5 million of available capacity on our $250.0 million securitization facility. The revolving credit facility carried no long-term borrowings on the floating or term benchmark lines of credit. The securitization facility carried $101.9 million of long-term borrowings and $42.6 million of standby letters of credit related to workers’ compensation. The credit facilities also include an accordion feature to increase our combined borrowing capacity by $250.0 million.

Together, the revolving credit and securitization facilities provide us with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. We believe our cash flow from operations, the availability of liquidity under our credit facilities, including the accordion feature which allows us to increase our borrowing capacity and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements, while maintaining sufficient liquidity for normal operating purposes. Throughout 2025 and as of the 2025 year end, we met the debt covenants related to our revolving credit facility and securitization facility.

At year-end 2025, we had additional unsecured, uncommitted short-term local credit facilities totaling $3.2 million, under which we had no borrowings. Details of our debt facilities as of the 2025 year end are contained in the Debt footnote in the notes to our consolidated financial statements.

We repurchased $10.0 million of our Class A common stock in fiscal 2025 pursuant to the $50.0 million share repurchase program, which was approved by our board of directors in November 2024. A total of $30.0 million remains available under the share repurchase program as of year-end 2025.

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

Contractual Obligations and Commercial Commitments

In addition to our discussion of liquidity and capital resources, consideration should also be given to the following contractual obligations:

•Long-term debt - We maintain a revolving credit facility and securitization facility as discussed above in Liquidity. Further details regarding these facilities, including terms, rates and conditions, can be found in the Debt footnote in the notes to our consolidated financial statements.

•Leases - We have operating leases for headquarters and field offices and various equipment. Our leases generally have remaining lease terms of one year to 10 years. As of December 28, 2025, we have lease payment obligations of $67.7 million, with $15.1 million payable within the next 12 months. See the Lease footnote in the notes to our consolidated financial statements for further information.

•Accrued workers compensation - We have a combination of insurance and self-insurance contracts in the U.S. under which it bears the first $1.0 million of risk per accident. As of December 28, 2025, the accrual for workers' compensation claims, net of related receivables, was $46.9 million, with $20.9 million payable within the next 12 months. Management utilizes actuarial methods to estimate the future cash payments for these claims, including an allowance for incurred-but-not-reported claims. Further details can be found in the Summary of Significant Accounting Policies footnote in the notes to our consolidated financial statements.

•Accrued retirement benefits - We provide nonqualified retirement plans for officers and certain other employees. As of December 28, 2025, the value of our obligations under these plans are $289.3 million, with $25.6 million payable within the next 12 months. The timing of payments related to the plans vary based on individual elections and specific plan provisions. See the Retirement Benefits footnote in the notes to our consolidated financial statements for further information.

•Purchase obligations - Our purchase obligations represent unconditional commitments relating primarily to technology services and online tools which we expect to utilize generally within the next three fiscal years, in the ordinary course of business. As of December 28, 2025, the value of our non-cancelable purchase obligations is $61.5 million, with $44.0 million expected to be paid within the next 12 months.

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

Workers’ Compensation

In the U.S., we have a combination of insurance and self-insurance contracts under which we effectively bear the first $1.0 million of risk per single accident. There is no aggregate limitation on our per-accident exposure under these insurance and self-insurance programs. We establish accruals for workers’ compensation utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. We retain an independent consulting actuary to establish ultimate loss forecasts for the current and prior accident years of our insurance and self-insurance programs. The consulting actuary establishes loss development factors and loss rates, based on our historical claims experience as well as industry experience and applies those factors to current claims information to derive an estimate of our ultimate claims liability. In preparing the estimates, the consulting actuary may consider factors such as the nature, frequency and severity of the claims; reserving practices of our third-party claims administrators; performance of our medical cost management and return to work programs; changes in our territory and business line mix; and current legal, economic and regulatory factors such as industry estimates of medical cost trends. Where appropriate, multiple generally accepted actuarial techniques are applied and tested in the course of preparing the loss forecast. We use the ultimate loss forecasts, as developed by the consulting actuary, to establish total expected program costs for each accident year by adding our estimates of non-loss costs such as claims handling fees and excess insurance premiums. When claims exceed the applicable loss limit or self-insured retention and realization of recovery of the claim from existing insurance policies is deemed probable, we record a receivable from the insurance company for the excess amount.

We evaluate the accrual quarterly and make adjustments as needed. The ultimate cost of these claims may be greater than or less than the established accrual. While we believe that the recorded amounts are reasonable, there can be no assurance that changes to our estimates will not occur due to limitations inherent in the estimation process. In the event we determine that a smaller or larger accrual is appropriate, we would record a credit or a charge to cost of services in the period in which we made such a determination. The accrual for workers’ compensation, net of related receivables which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet, was $46.9 million and $44.4 million at year-end 2025 and 2024, respectively.

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

Tax laws require items to be included in the tax return at different times than the items are reflected in the consolidated financial statements. As a result, the income tax expense reflected in our consolidated financial statements is different than the liability reported in our tax return. Some of these differences are permanent, which are not deductible or taxable on our tax return and some are temporary differences, which give rise to deferred tax assets and liabilities. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Our net deferred tax asset is recorded using currently enacted tax laws and may need to be adjusted in the event tax laws change.

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

We may first use a qualitative assessment (“step zero”) for the annual impairment test if we have determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value. In conducting the qualitative assessment, we assess the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit. Such events and circumstances may include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, entity-specific events and events affecting a reporting unit.

If we elect to forgo the qualitative assessment for a reporting unit, goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value (“step one”). If the estimated fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of a reporting unit, goodwill is deemed impaired and is written down to the extent of the difference.

For the step one quantitative test, we utilized a third-party valuation specialist to assist in determining the fair value of our reporting units using the income and market approach. Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated market participant weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit being measured. Estimated future cash flows are based on our internal projection model and reflects management’s outlook for the reporting units. Under the market approach, the use of pricing multiples derived from an analysis of comparable public companies multiplied against historical and/or anticipated financial metrics of each reporting unit was used. Assumptions and estimates about market comparables, future cash flows, discount rates and long-term growth rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. Our analysis used significant assumptions by reporting unit, including: expected future revenue growth rates, profit margins and discount rates.

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

We completed our annual impairment test for all reporting units with goodwill in the fourth quarter of 2025. Pursuant to the segment changes in first quarter of 2025, the goodwill reporting units were reassessed (see the Segment Disclosures footnote in the notes to our consolidated financial statements). As of year-end 2025, the Company determined that there are three reporting units with assigned goodwill. The three reporting units tested in the fourth quarter of 2025 were SET, Education and RPO. The RPO reporting unit is part of the ETM segment and contains goodwill transferred from Sevenstep, (the RPO business acquired with MRP in 2024). Prior period components related to SET and Education were aggregated into one reporting unit as of year-end 2025. Because the reporting units had been reassessed during the year, and due to the goodwill impairment recognized in the third quarter of 2025, our annual goodwill impairment testing included a step one quantitative analysis for each reporting unit. As a result of the quantitative assessments, we determined that the estimated fair value of the each reporting unit exceeded its carrying value with headroom greater than 10%; therefore goodwill was not impaired as of year-end 2025 (see the Goodwill and Intangible Assets footnote in the notes to our consolidated financial statements). However, if current expectations of future revenue and profit margins are not met, or if market factors outside of our control change significantly, including discount rate, then the goodwill of our reporting units may be impaired in the future, resulting in goodwill impairment charges.

As a measure of sensitivity of the fair value for the three reporting units tested in 2025, while holding all other assumptions constant, an increase in the discount rate of 100 basis points or a decrease of 100 basis points in the revenue growth rate assumptions for each forecasted period used to determine the fair value of the reporting unit would not result in an impairment of goodwill.

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

We completed our annual impairment test for all reporting units with goodwill in the fourth quarter for the fiscal year ended 2023 and as a result of the quantitative and qualitative assessments performed, we determined goodwill was not impaired as of year-end 2023.

At year-end 2025 and 2024, total goodwill amounted to $202.1 million and $304.2 million, respectively. See the Goodwill and Intangible Assets footnote in the notes to our consolidated financial statements for more information.

Litigation

Kelly is subject to legal proceedings, investigations and claims arising out of the normal course of business. Kelly routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the accruals required, if any, for these contingencies is made after analysis of each known issue. Development of the analysis includes consideration of many factors including: potential exposure, the status of proceedings, negotiations, discussions with our outside counsel and results of similar litigation. The required accruals may change in the future due to new developments in each matter. For further discussion, see the Contingencies footnote in the notes to our consolidated financial statements. At year-end 2025 and 2024, the gross accrual for litigation costs amounted to $2.8 million and $1.5 million, respectively, which is included in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet.

NEW ACCOUNTING PRONOUNCEMENTS

See New Accounting Pronouncements footnote in the notes to our consolidated financial statements presented in Part II, Item 8 of this report for a description of new accounting pronouncements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report and in our investor conference call related to these results are “forward-looking” statements within the meaning of the applicable securities laws and regulations. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations or negatives thereof or by similar or comparable words or phrases. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects and possible future actions by us that may be provided by management, including oral statements or other written materials released to the public, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about our Company and economic and market factors in the countries in which we do business, among other things. These statements are not guarantees of future performance and we have no specific intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, (i) changing market and economic conditions, (ii) disruption in the labor market and weakened demand for human capital resulting from technological advances, loss of large corporate customers and government contractor requirements, (iii) the impact of laws and regulations (including federal, state and international tax laws), (iv) unexpected changes in claim trends on workers’ compensation, unemployment, disability and medical benefit plans, (v) litigation and other legal liabilities (including tax liabilities) in excess of our estimates, (vi) our ability to achieve our business's anticipated growth strategies, (vii) our future business development, results of operations and financial condition, (viii) damage to our brands, (ix) dependency on third parties for the execution of critical functions, (x) conducting business in foreign countries, including foreign currency fluctuations, (xi) availability of temporary workers with appropriate skills required by customers, (xii) cyberattacks or other breaches of network or information technology security and (xiii) other risks, uncertainties and factors discussed in this report and in our other filings with the Securities and Exchange Commission. Actual results may differ materially from any forward-looking statements contained herein and we undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations. Certain risk factors are discussed more fully under “Risk Factors” in Part I, Item 1A of this report.

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
Interest Rates
We are exposed to interest rate risks through our use of our credit facilities and other local borrowings, when applicable. Following our acquisition of MRP, we have long-term borrowings on our credit facilities. On July 17, 2024, we entered into a $50.0 million 12-month interest rate swap and a $50.0 million 18-month interest rate swap that effectively locked in the variable SOFR component of our interest rate for a portion of the long-term borrowings on the Securitization Facility at a fixed rate of 4.772% and 4.468% from the effective date through July 17, 2025 and January 17, 2026, respectively. The 12-month interest rate swap was settled early with the final payment made in June 2025. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on our operating results or cash flows.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item are set forth in the accompanying index on page 46 of this filing and are presented in pages 47-93.

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

Attestation Report of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 28, 2025, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the fourth quarter ended December 28, 2025, none of the Company's directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Insider Trading Policy

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19 to this Form 10-K.

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

The remaining information required by this Item will be included in the Company's definitive proxy statement to be filed with the SEC within 120 days after December 28, 2025, in connection with the solicitation of proxies for the Company's 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)The following documents are filed as part of this report:

(i)Financial statements:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

Consolidated Statements of Earnings for the three fiscal years ended December 28, 2025

Consolidated Statements of Comprehensive Income for the three fiscal years ended December 28, 2025

Consolidated Balance Sheets at December 28, 2025 and December 29, 2024

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended December 28, 2025

Consolidated Statements of Cash Flows for the three fiscal years ended December 28, 2025

Notes to Consolidated Financial Statements

(ii)Financial Statement Schedule -

For the three fiscal years ended December 28, 2025:

Schedule II - Valuation Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(iii)The Exhibits are listed in the Index to Exhibits included beginning at page 94, which is incorporated herein by reference.

(b)The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning at page 94 of this filing.

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

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may change.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment, management determined that, as of December 28, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 28, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 48-50.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Kelly Services, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kelly Services, Inc. and its subsidiaries (the "Company") as of December 28, 2025 and December 29, 2024, and the related consolidated statements of earnings, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 28, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Interim Goodwill Impairment Assessments of the Motion Recruitment Partners and Softworld Reporting Units and the Annual Goodwill Impairment Assessment of the Science, Engineering and Technology Reporting Unit
As described in Notes 1 and 9 to the consolidated financial statements, as of December 28, 2025, the Company’s goodwill balance was $202.1 million, which included $137.1 million related to the Science, Engineering and Technology (SET) reporting unit. Management performs the annual goodwill impairment testing in the fourth quarter each year and regularly assesses whenever events or circumstances make it more likely than not that an impairment may have occurred. During the third quarter of 2025, the Company combined the Motion Recruitment Partners (MRP) and Softworld reporting units with the other legacy SET operations into one SET reporting unit. During the assessment, but before the combination, management concluded that there was a triggering event. Therefore, it was necessary to perform step one quantitative tests utilizing the income approach for both the MRP and Softworld reporting units, resulting in management determining that both MRP and Softworld’s estimated fair value of the reporting units no longer exceeded carrying value. Management recorded an impairment charge of $63.5 million and $38.5 million for MRP and Softworld, respectively. Management completed the annual impairment test for all reporting units with goodwill in the fourth quarter of 2025 primarily using the income approach combined with a market approach. As a result of the quantitative assessment, management determined that the estimated fair value of the SET reporting unit exceeded its carrying value; therefore goodwill was not impaired. Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated market participant weighted-average cost of capital. Estimated future cash flows for the reporting units used significant assumptions relating to expected future revenue growth rates, profit margins, and discount rates. Under the market approach, the use of pricing multiples derived from an analysis of comparable public companies multiplied against historical and/or anticipated financial metrics of each reporting unit was used.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessments of the MRP and Softworld reporting units and the annual goodwill impairment assessment of the SET reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the MRP, Softworld and SET reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to expected future revenue growth rates, profit margins, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim and annual goodwill impairment assessments, including controls over the valuation of the MRP, Softworld and SET reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the MRP, Softworld and SET reporting units; (ii) evaluating the appropriateness of the discounted cash flow models used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow models; and (iv) evaluating the reasonableness of the significant assumptions used by management related to expected future revenue growth rates, profit margins, and discount rates. Evaluating management’s assumptions related to expected future revenue growth rates and profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the MRP, Softworld and SET reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow models and (ii) the reasonableness of the discount rate assumption.
Income Taxes - Valuation of Deferred Tax Assets Related to United States (U.S.) General Business Credit Carryforwards
As described in Notes 1 and 17 to the consolidated financial statements, as of December 28, 2025, the Company’s net deferred tax assets balance was $163.2 million, inclusive of a valuation allowance totaling $230.2 million. The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. During 2025, management recorded a charge of $197.6 million to establish a valuation allowance for the Company’s U.S. general business credit carryforwards and to increase the allowance for its foreign tax credit carryforwards, certain state loss carryforwards, and future deductible items. The valuation allowance against the U.S. general business credit carryforwards as of December 28, 2025 was $161.8 million after considering the future deductibility of the credits upon expiration.
The principal considerations for our determination that performing procedures relating to the valuation of deferred tax assets related to U.S. general business credit carryforwards is a critical audit matter are (i) the significant judgment by management when determining whether the deferred tax assets related to U.S. general business credit carryforwards are more likely than not to be realized in the future and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management's assessment of the realizability of deferred tax assets related to U.S. general business credit carryforwards.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the realizability of deferred tax assets related to U.S. general business credit carryforwards. These procedures also included, among others (i) evaluating the positive and negative evidence available to support management’s assessment of the realizability of deferred tax assets related to U.S. general business credit carryforwards; (ii) testing the completeness and accuracy of underlying data used in management’s assessment; and (iii) evaluating the reasonableness of management’s projections of future profitability by year of the U.S. business. Evaluating the reasonableness of management’s projections of future profitability by year of the U.S. business involved considering (i) the current and past performance of the U.S. business; (ii) the consistency with external market and industry data; (iii) whether tax planning strategies are prudent and feasible; and (iv) the consistency with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 12, 2026
We have served as the Company’s auditor since 1960.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)

	2025	2024	2023
Revenue from services	$4,250.9	$4,331.8	$4,835.7
Cost of services	3,397.9	3,449.2	3,874.3
Gross profit	853.0	882.6	961.4
Selling, general and administrative expenses	825.9	818.4	934.7
Goodwill impairment charge	102.0	72.8	—
Asset impairment charge	—	13.5	2.4
Gain on sale of assets	(1.0)	(5.4)	—
Gain on sale of EMEA staffing operations	(4.1)	(1.6)	—
Earnings (loss) from operations	(69.8)	(15.1)	24.3
Other income (expense), net	(9.0)	(6.8)	0.6
Earnings (loss) before taxes	(78.8)	(21.9)	24.9
Income tax expense (benefit)	175.3	(21.3)	(11.5)
Net earnings (loss)	$(254.1)	$(0.6)	$36.4

Basic earnings (loss) per share	$(7.24)	$(0.02)	$0.99
Diluted earnings (loss) per share	$(7.24)	$(0.02)	$0.98

Average shares outstanding:
Basic	35.1	35.5	35.9
Diluted	35.1	35.5	36.3

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2025	2024	2023
Net earnings (loss)	$(254.1)	$(0.6)	$36.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $0.5, and net of tax benefits of $0.2 and $0.0, respectively	7.2	(6.9)	8.0
Less: Reclassification adjustments included in net earnings (loss) - equity method investment and other	—	(0.6)	—
Foreign currency translation adjustments	7.2	(7.5)	8.0
Pension liability adjustments, net of tax benefit $0.4 and net of tax expense of $0.2, respectively	—	—	0.6
Less: Reclassification adjustments included in net earnings	—	0.4	0.1
Pension liability adjustments	—	0.4	0.7
Other comprehensive income (loss)	7.2	(7.1)	8.7
Comprehensive income (loss)	$(246.9)	$(7.7)	$45.1

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	2025	2024
Current Assets
Cash and equivalents	$33.0	$39.0
Trade accounts receivable, less allowances of $10.0 and $8.4, respectively	1,188.7	1,255.5
Prepaid expenses and other current assets	46.6	71.0
Total current assets	1,268.3	1,365.5

Noncurrent Assets
Property and equipment, net	20.5	25.8
Operating lease right-of-use assets	42.9	47.0
Deferred taxes	163.2	330.1
Retirement plan assets	289.7	258.1
Goodwill, net	202.1	304.2
Intangibles, net	226.2	256.3
Other assets	37.7	45.3
Total noncurrent assets	982.3	1,266.8
Total Assets	$2,250.6	$2,632.3

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$631.4	$613.8
Operating lease liabilities	12.3	12.3
Accrued payroll and related taxes	140.9	163.9
Accrued workers' compensation and other claims	20.9	19.0
Income and other taxes	16.3	17.5
Total current liabilities	821.8	826.5

Noncurrent Liabilities
Long-term debt	101.9	239.4
Operating lease liabilities	44.9	50.9
Accrued workers' compensation and other claims	34.2	33.8
Accrued retirement benefits	263.7	239.9
Other long-term liabilities	7.6	7.2
Total noncurrent liabilities	452.3	571.2
Commitments and contingencies

Stockholders' Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 million shares authorized; 35.2 million shares issued and outstanding at 2025 and 2024	35.2	35.2
Class B common stock, 10.0 million shares authorized; 3.3 million shares issued and outstanding at 2025 and 2024	3.3	3.3
Treasury stock, at cost
Class A common stock, 4.3 million shares at 2025 and 3.6 million shares at 2024	(63.1)	(60.8)
Class B common stock	(0.6)	(0.6)
Paid-in capital	36.3	34.2
Earnings invested in the business	965.1	1,230.2
Accumulated other comprehensive income (loss)	0.3	(6.9)
Total stockholders' equity	976.5	1,234.6
Total Liabilities and Stockholders' Equity	$2,250.6	$2,632.3

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

						Earnings Invested in the Business	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Paid-in Capital
	Class A	Class B	Class A	Class B
Balance at January 1, 2023	$35.1	$3.4	$(19.5)	$(0.6)	$28.0	$1,216.3	$(8.5)	$1,254.2
Conversion of Class B stock into Class A stock	0.1	(0.1)	—	—	—	—	—	—
Net issuance of stock awards	—	—	5.0	—	2.6	—	—	7.6
Purchase of treasury stock	—	—	(42.2)	—	—	—	—	(42.2)
Net income (loss)	—	—	—	—	—	36.4	—	36.4
Dividends	—	—	—	—	—	(11.0)	—	(11.0)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	8.7	8.7
Balance at December 31, 2023	35.2	3.3	(56.7)	(0.6)	30.6	1,241.7	0.2	1,253.7
Net issuance of stock awards	—	—	5.9	—	3.6	—	—	9.5
Purchase of treasury stock	—	—	(10.0)	—	—	—	—	(10.0)
Net income (loss)	—	—	—	—	—	(0.6)	—	(0.6)
Dividends	—	—	—	—	—	(10.9)	—	(10.9)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(7.1)	(7.1)
Balance at December 29, 2024	35.2	3.3	(60.8)	(0.6)	34.2	1,230.2	(6.9)	1,234.6
Net issuance of stock awards	—	—	7.7	—	2.1	—	—	9.8
Purchase of treasury stock	—	—	(10.0)	—	—	—	—	(10.0)
Net income (loss)	—	—	—	—	—	(254.1)	—	(254.1)
Dividends	—	—	—	—	—	(11.0)	—	(11.0)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	7.2	7.2
Balance at December 28, 2025	$35.2	$3.3	$(63.1)	$(0.6)	$36.3	$965.1	$0.3	$976.5

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2025	2024	2023
Cash flows from operating activities:
Net earnings (loss)	$(254.1)	$(0.6)	$36.4
Adjustments to reconcile net earnings to net cash from operating activities:
Goodwill impairment charge	102.0	72.8	—
Asset impairment charge	—	13.5	2.4
Deferred income taxes	168.5	(27.8)	(24.9)
Depreciation and amortization	42.4	40.2	33.9
Operating lease asset amortization	10.9	10.7	16.2
Stock-based compensation	12.3	11.8	9.7
Provision for credit losses and sales allowances	3.3	(0.1)	1.6
Gain on sale of EMEA staffing operations	(4.1)	(1.6)	—
Gain on sale of assets	(1.0)	(5.4)	—
Other, net	0.3	(9.4)	3.4
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	94.6	(20.9)	147.2
Other assets	4.9	3.0	(12.9)
Accounts payable	(10.5)	(31.1)	(62.5)
Other liabilities	(46.9)	(28.2)	(73.8)
Net cash from (used in) operating activities	122.6	26.9	76.7

Cash flows from investing activities:
Capital expenditures	(8.5)	(11.1)	(15.3)
Proceeds from sale of EMEA staffing operations, net of cash disposed	21.8	77.1	—
Proceeds from sale of PersolKelly investment	6.4	—	—
Proceeds from sale of assets	1.0	4.3	—
Acquisition of companies, net of cash received	—	(431.9)	—
Other investing activities	1.6	—	1.2
Net cash (used in) from investing activities	22.3	(361.6)	(14.1)

Cash flows from financing activities:
Net change in short-term borrowings	—	—	(0.7)
Proceeds from long-term debt	1,598.0	1,340.2	—
Payments on long-term debt	(1,735.5)	(1,100.8)	—
Financing lease payments	—	—	(1.2)
Dividend payments	(11.0)	(10.9)	(11.0)
Payments of tax withholding for stock awards	(2.3)	(2.5)	(1.8)
Purchase of treasury stock	(10.0)	(10.0)	(42.2)
Contingent consideration payments	—	—	(2.5)
Other financing activities	(0.3)	(1.2)	(0.2)
Net cash from (used in) financing activities	(161.1)	214.8	(59.6)
Effect of exchange rates on cash, cash equivalents and restricted cash	8.3	(2.1)	2.2
Net change in cash, cash equivalents and restricted cash	(7.9)	(122.0)	5.2
Cash, cash equivalents and restricted cash at beginning of year	45.6	167.6	162.4
Cash, cash equivalents and restricted cash at end of year(1)	$37.7	$45.6	$167.6

KELLY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in our consolidated balance sheet:

	2025	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$33.0	$39.0	$125.8
Cash included in assets held for sale	—	—	33.5
Restricted cash included in prepaid expenses and other current assets	—	0.2	0.3
Noncurrent assets:
Restricted cash included in other assets	4.7	6.4	8.0
Cash, cash equivalents and restricted cash at end of period	$37.7	$45.6	$167.6

Supplemental cash flow information	2025	2024	2023
Cash paid during the period for:
Interest	$12.2	$10.0	$2.8
Income taxes, net	4.5	10.9	8.9
Non-cash capital accrual	0.3	1.6	0.4

See accompanying Notes to Consolidated Financial Statements.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data)

1. Summary of Significant Accounting Policies

Nature of Operations Kelly Services, Inc. (the “Company”) is a specialty talent and workforce solutions provider operating throughout the world.

Fiscal Year The Company’s fiscal year ends on the Sunday nearest to December 31. The three most recent years ended on December 28, 2025 (2025), December 29, 2024 (2024) and December 31, 2023 (2023), all of which contained 52 weeks. Period costs included in selling, general and administrative (“SG&A”) expenses are recorded on a calendar-year basis.

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

Foreign Currency Forward Contracts The Company is exposed to foreign currency fluctuations and enters into foreign currency forward contracts to manage foreign currency risk. Forward contracts may be designated as a fair value hedge, while other forward contracts are not designated as hedging instruments. Both are used to reduce the exposure to variability in certain expected future cash flows. The Company records designated and non-designated derivatives at mark-to-market with gains and losses recognized in earnings according to their designation on the consolidated statements of earnings. See the Fair Value Measurements footnote for further detail on specific forward contracts including each respective line item in which gains and losses are recorded. The Company is permitted to net the fair values of derivative assets and liabilities for financial reporting purposes, if such assets and liabilities are with the same counterparty and subject to a master netting arrangement. Since these conditions have been met, the Company elected to employ net presentation of derivative assets and liabilities.

Interest Rate Swap Contract The Company is exposed to interest rate fluctuation and enters into interest rate swap contracts that are not designated as hedging instruments to manage fluctuations on the Company's securitization facility due to Secured Overnight Financing Rate (“SOFR”) variances (see Fair Value Measurements footnote). The Company records these non-designated derivatives at mark-to-market with gains and losses recognized in other income (expense), net on the consolidated statements of earnings. The Company is permitted to net the fair values of derivative assets and liabilities for financial reporting purposes, if such assets and liabilities are with the same counterparty and subject to a master netting arrangement. Since these conditions have been met, the Company elected to employ net presentation of derivative assets and liabilities.

Revenue Recognition Revenues are recognized when control of the promised services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company's revenues are recorded net of any sales, value added, or similar taxes collected from the Company's customers. The Company generates revenue from: the hourly sales of services by the Company's temporary employees to customers (“staffing services” revenue), the recruiting of permanent employees for the Company's customers (“permanent placement” revenue) and through the Company's talent fulfillment and outcome-based activities (“talent solutions” and “outcome-based services” revenue).

The Company records revenues from sales of services and the related direct costs in accordance with the accounting guidance on reporting revenue gross as a principal versus net as an agent. When Kelly is the principal, the Company demonstrates control over the service by being primarily responsible to the Company's customers for fulfilling the contractual promise to provide the service. When Kelly does not demonstrate control over the service, which may be evident through the arrangement of other contingent labor suppliers and/or service providers to perform services for the customer or by Kelly not holding primary responsibility for the fulfillment of the contractual promise to provide services to the customer, the amounts billed to the Company's customers are net of the amounts paid to the secondary suppliers/service providers and the net amount is recorded as revenues.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Staffing Services Revenue
Staffing services contracts are generally negotiated and invoiced on a per-hour or per-unit basis as the temporary staffing services are transferred to the customer. Revenue from the majority of the Company's staffing services continues to be recognized over time as the customer simultaneously receives and consumes the services the Company provides. The Company has applied the practical expedient to recognize revenue for these services over the term of the agreement in proportion to the amount the Company has the right to invoice the customer.

Permanent Placement Revenue
Permanent placement revenue is recorded at the point in time the permanent placement candidate begins full-time employment. On the candidate start date, the customer accepts the candidate and can direct the use of the candidate as well as obtains the significant risk and rewards of the candidate. The Company considers this the point the control transfers to the customer.

Outcome-Based Services Revenue
Billings are generally negotiated and invoiced on a measure of time (hours, weeks, months) or per-unit basis for the Company's services performed. The Company recognizes revenue from the majority of the Company's outcome-based services over time as the customer simultaneously receives and consumes the services the Company provides. For the majority of the Company's outcome-based services, the Company has applied the practical expedient to recognize revenue for these services over the term of the agreement in proportion to the amount the Company has the right to invoice the customer.

Talent Solutions Revenue
Talent Solutions services include: overall program management of the Company's customer’s contingent workforce, external vendors and/or independent contractors, end-to-end talent acquisition and payroll outsourcing. Billings are generally negotiated and invoiced as a fee-based commission contingent on the amount of services managed through the program, a monthly management fee, measure of time (hours), or a per-unit basis for the Company's services performed. The Company continues to recognize revenue for talent solution services over time as the customer simultaneously receives and consumes the services the Company provides. The Company has applied the practical expedient to recognize revenue for these services over the term of the agreement in proportion to the amount the Company has the right to invoice the customer.

Variable Consideration
Certain customers may receive cash-based incentives or credits, which are accounted for as a form of variable consideration. The Company estimates these amounts based on the expected or likely amount to be provided to customers and reduce revenues recognized to the extent that it is probable that a significant reversal of such adjustment will not occur. Provisions for sales allowances (billing adjustments related to errors, service issues and compromises on billing disputes), based on historical experience, are recognized at the time the related sale is recognized as a reduction in revenue from services.

Payment Terms
Customer payments are typically due within 60 days of invoicing, but may be shorter or longer depending on contract terms. Management does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the services to the customer will be less than one year. The Company does not have any significant financing components or extended payment terms.

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

Deferred Costs
Occasionally, fulfillment costs are incurred after obtaining a contract in order to generate a resource that will be used to provide the Company's services. These costs are considered incremental and recoverable costs to fulfill the Company's contract with the customer. These costs to fulfill a contract are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined to be the average length of assignment of the employees. The Company determined the period of benefit by taking into consideration the Company's customer contracts, attrition rates and other relevant factors. Amortization expense is included in SG&A expenses in the consolidated statements of earnings.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Unsatisfied Performance Obligations
In accordance with the applicable guidance, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

Allowance for Credit Losses - Trade Accounts Receivable The Company records an allowance for uncollectible accounts receivable, billed and unbilled, based on historical loss experience, customer payment patterns, current economic trends and reasonable and supportable forecasts, as applicable. The reserve for sales allowances is also included in the allowance for uncollectible accounts receivable. The Company estimates the current expected credit losses by applying internally developed loss rates to all outstanding receivable balances by aging category. Accounts receivable are written-off against the allowance when they are deemed uncollectible. The Company reviews the adequacy of the allowance for uncollectible accounts receivable on a quarterly basis and, if necessary, increases or decreases the balance by recording a charge or credit to SG&A expenses for the portion of the adjustment relating to uncollectible accounts receivable and a charge or credit to revenue from services for the portion of the adjustment relating to sales allowances.

The Company is exposed to credit losses primarily through the Company's sales of workforce solution services to customers. The Company established an allowance for estimated credit losses in the current period resulting from the failure of the Company's customers to make required payments on their trade accounts receivable in future periods. The Company pools such assets by geography and other similar risk characteristics, such as accounts in collection and apply an aging method to estimate future credit losses utilizing inputs such as historical write-off experience, customer payment patterns, current collection data and reasonable and supportable forecasts, as applicable. Credit risk with respect to accounts receivable is limited due to short payment terms. The Company also performs ongoing credit evaluations using applicable credit ratings of its customers to help analyze credit risk. The Company monitors ongoing credit exposure through frequent review of past due accounts (based on the payment terms of the contract) and follow-up with customers, as appropriate. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables.

Allowance for Credit Losses - Other Financial Assets The Company measures expected credit losses on qualified financial assets that do not result from revenue transactions using a probability of default method by type of financing receivable. The estimate of expected credit losses considers credit ratings, financial data, historical write-off experience, current conditions and reasonable and supportable forecasts, as applicable, to estimate the risk of loss.

Cost of Services Cost of services are those costs directly associated with the earning of revenue. The primary examples of these types of costs are temporary employee wages, along with other employee related costs, including associated payroll taxes, temporary employee benefits, such as service bonus and holiday pay and health insurance and workers’ compensation costs. These costs differ fundamentally from SG&A expenses in that they arise specifically from the action of providing the Company's services to customers whereas SG&A costs are incurred regardless of whether or not the Company places temporary employees with the Company's customers.

Advertising Expenses Advertising expenses, which are expensed as incurred and are included in SG&A expenses, were $6.5 million, $9.6 million, and $7.8 million in 2025, 2024 and 2023, respectively.

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

Property and Equipment Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives ranging from 5 to 30 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or their respective lease terms. The Company capitalizes external costs and internal payroll costs directly incurred in the development of software for internal use and amortizes these costs on a straight-line basis over the software’s estimated useful life 3 to 12 years. Upon sale or disposition of property and equipment, the difference between the unamortized cost and the proceeds is recorded as either a gain or a loss and is included in the Company's consolidated statements of earnings. Long-lived assets are evaluated for impairment in accordance with the provisions of the accounting guidance on the impairment or disposal of long-lived assets (see the Property and Equipment footnote).

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Cloud Computing Arrangements The Company has cloud computing arrangements that are comprised of internal-use software platforms that are accounted for as service contracts. The Company does not have the ability to take possession of the software without significant penalty nor can the Company run the software on its own hardware or contract with another party unrelated to the vendor to host the software. Implementation costs associated with these cloud computing arrangements are capitalized when incurred during the application development phase. Amortization is calculated on a straight-line basis over the life of the contract and is a component of SG&A expenses in the Company's consolidated statements of earnings.

Amortization expense was $9.1 million for 2025, $11.6 million for 2024 and $6.9 million for 2023. The related accumulated amortization totaled $31.0 million in 2025 and $23.5 million in 2024. Capitalized amounts related to such arrangements are recorded within prepaid and other current assets and non-current other assets in the consolidated balance sheet. The Company had $5.2 million as of year-end 2025 and $4.5 million as of year-end 2024 recorded in prepaid expenses and other current assets in the consolidated balance sheet. The Company had $49.5 million as of year-end 2025 and $41.4 million as of year-end 2024 recorded in non-current other assets in the consolidated balance sheet related to capitalized cloud computing arrangements.

Leases Right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Since most of the Company’s leases do not have an implicit borrowing rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company's leases may include options that allow, at the Company's sole discretion, for the lease to be extended or terminated, and when it is reasonably certain that the Company will exercise those options, the Company will include those periods in the lease term. Variable costs, such as payments for insurance and tax payments, are expensed when the obligation for those payments is incurred (see the Leases footnote).

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

The Company tests goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Generally accepted accounting principles require that goodwill be tested for impairment at a reporting unit level. For segments with a goodwill balance, the Company has determined that the Company's reporting units are the same as the Company's operating and reportable segments based on the Company's organizational structure or one level below the Company's operating segments (the component level).

The Company may first use a qualitative assessment (“step zero”) for the annual impairment test if the Company has determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value. The step zero analysis includes making judgments and assessments to determine whether any events or circumstances have occurred that makes it more likely than not that the fair value of a reporting unit is less than its carrying amount. In conducting the qualitative assessment, the Company assesses the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit. Such events and circumstances may include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, entity-specific events and events affecting a reporting unit.

If the Company elects to forgo the qualitative assessment for a reporting unit, goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value (“step one”). If the estimated fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of a reporting unit, goodwill is deemed impaired and is written down to the extent of the difference.

For the step one quantitative test, the Company determines the fair value of the Company's reporting units primarily using the income approach combined with a market approach. Under the income approach, estimated fair value is determined based on estimated future cash flows discounted by an estimated market participant weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit being measured. Estimated future cash flows are based on our internal projection model and reflects management’s outlook for the reporting units. Our income approach analysis used significant assumptions by reporting unit, including, expected future revenue growth rates, profit margins and discount rates. Under the market approach, the use of pricing multiples derived from an analysis of comparable public companies multiplied against historical and/or anticipated financial metrics of each reporting unit was used. The assumptions under both the income approach and market approach can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts.

Prior to the sale of the majority of the Company's investment in the Company's equity affiliate, the Company evaluated the Company's equity method investment on a quarterly basis or whenever events or circumstances indicated the carrying amount may be other-than-temporarily impaired. If the Company had concluded that there was an other-than-temporary impairment of the Company's equity method investment, the Company would have adjusted the Company's carrying amount of the Company's investment to the adjusted fair value.

The Company evaluates equity securities measured under the measurement alternative for indicators of impairment on a quarterly basis and whenever observable price changes occur. The measurement alternative represents cost, less impairment, plus or minus observable price changes. Quarterly, the Company also confirm the securities still qualify to be measured in accordance with the measurement alternative. The value of the securities will be adjusted for any increases or decreases as a result of an observable price change.

Accounts Payable Included in accounts payable balances are book overdrafts, which are outstanding checks in excess of funds on deposit. Such amounts totaled $4.6 million and $5.1 million at year-end 2025 and 2024, respectively.

Accrued Payroll and Related Taxes Included in current accrued payroll and related taxes are book overdrafts, which are outstanding checks in excess of funds on deposit. Such amounts totaled $0.6 million and $11.4 million at year-end 2025 and 2024, respectively.

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

The U.S. work opportunity credit is allowed for wages earned by employees in certain targeted groups. The actual amount of creditable wages in a particular period is estimated, since the credit is only available once an employee reaches a minimum employment period and the employee’s inclusion in a targeted group is certified by the applicable state. As these events often occur after the period the wages are earned, judgment is required in determining the amount of work opportunity credits accrued for in each period. The Company evaluates the accrual regularly throughout the year and make adjustments as needed.

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

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Earnings Per Share Restricted stock that entitle their holders to receive nonforfeitable dividends before vesting are considered participating securities and, therefore, are included in the calculation of earnings per share using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Under this method, earnings from continuing operations (or net earnings) is reduced by the amount of dividends declared and the remaining undistributed earnings is allocated to common stock and participating securities based on the proportion of each class’s weighted average shares outstanding to the total weighted average shares outstanding. The calculation of diluted earnings per share includes the effect of potential common shares outstanding in the average weighted shares outstanding.

Workers’ Compensation In the U.S., the Company has a combination of insurance and self-insurance contracts under which the Company effectively bears the first $1.0 million of risk per single accident. The Company establishes accruals for workers’ compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. The Company retains an independent consulting actuary to establish loss development factors and loss rates, based on historical claims experience as well as industry experience and applies those factors to current claims information to derive an estimate of the ultimate claims liability.

In preparing the estimates, the consulting actuary considers a number of assumptions and multiple generally accepted actuarial methods in the course of preparing the loss forecast for claims. When claims exceed the applicable loss limit or self-insured retention and realization of recovery of the claim from existing insurance policies is deemed probable, the Company records a receivable from the insurance company for the excess amount. The receivable is included in prepaid expenses and other current assets and other assets in the consolidated balance sheet at year end. The Company evaluates the accrual quarterly throughout the year and makes adjustments as needed and the ultimate cost of these claims may be greater than or less than the established accrual.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Revenue

Revenue Disaggregated by Service Type

Kelly has three operating segments: Enterprise Talent Management (“ETM”), Science, Engineering & Technology (“SET”) and Education. The ETM segment combines two former reportable segments, Professional & Industrial (“P&I”) and Outsourcing & Consulting Group (“OCG”), along with the transfer of certain customers from the SET segment to better align delivery models and improve go-to-market strategies (see Segment Disclosures footnote). In the first quarter of 2025, the Company also integrated the Sevenstep business—acquired as part of the Motion Recruitment Partners, LLC (“MRP”) acquisition and which had previously been included in the SET segment—into the ETM segment as part of the broader MRP integration strategy. Prior to 2024, the Company also had an International operating segment (see Segment Disclosures footnote). The Company's segments deliver talent through staffing services, permanent placement or outcome-based services. The Company's ETM segment also delivers talent solutions including managed service provider (“MSP”), payroll process outsourcing (“PPO”) and recruitment process outsourcing (“RPO”). The 2023 and 2024 ETM and SET segment information has been recast to conform to the new structure.

The following table presents the Company's segment revenues disaggregated by service type:

	December Year-to-Date 2025
	Staffing Services	Outcome- based Services	Talent Solutions	Permanent Placement	Total
Enterprise Talent Management	$1,038.1	$466.1	$492.4	$8.9	$2,005.5
Science, Engineering & Technology	778.7	427.1	—	34.6	1,240.4
Education	1,004.4	—	—	6.3	1,010.7
Total Segment Revenue	$2,821.2	$893.2	$492.4	$49.8	$4,256.6
Intersegment					(5.7)
Total Revenue from Services					$4,250.9

	December Year-to-Date 2024
	Staffing Services	Outcome- based Services	Talent Solutions	Permanent Placement	Total
Enterprise Talent Management	$1,175.5	$530.0	$480.8	$9.8	$2,196.1
Science, Engineering & Technology	725.0	411.2	—	29.5	1,165.7
Education	966.0	—	—	6.3	972.3
Total Segment Revenue	$2,866.5	$941.2	$480.8	$45.6	$4,334.1
Intersegment					(2.3)
Total Revenue from Services					$4,331.8

	December Year-to-Date 2023
	Staffing Services	Outcome- based Services	Talent Solutions	Permanent Placement	Total
Enterprise Talent Management	$1,223.2	$534.6	$442.2	$14.4	$2,214.4
Science, Engineering & Technology	580.2	372.6	—	17.8	970.6
Education	834.9	—	—	7.0	841.9
International	790.0	—	1.4	20.7	812.1
Total Segment Revenue	$3,428.3	$907.2	$443.6	$59.9	$4,839.0
Intersegment					(3.3)
Total Revenue from Services					$4,835.7

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Disaggregated by Geography

The Company's operations are subject to different economic and regulatory environments depending on geographic location. The Company's Education segment operates in the Americas region, the SET segment operates in the Americas and Europe regions and the ETM segment operates in the Americas, Europe and Asia-Pacific regions. In 2023, the Company's International segment included the Company's staffing operations in Europe as well as Mexico, which is included in the Americas region.

The below table presents the Company's revenues disaggregated by geography:

	December Year-to-Date
	2025	2024	2023
Americas
United States	$3,807.9	$3,876.9	$3,555.8
Other	332.4	357.3	372.5
Total Americas Region	4,140.3	4,234.2	3,928.3
Total Europe Region	45.6	41.9	863.7
Total Asia-Pacific Region	65.0	55.7	43.7
Total Kelly Services, Inc.	$4,250.9	$4,331.8	$4,835.7

Deferred Costs

Deferred fulfillment costs, which are included in prepaid expenses and other current assets in the consolidated balance sheet, were zero as of year-end 2025 and $1.8 million as of 2024. Amortization expense for the deferred costs was $1.9 million for 2025, $6.7 million for 2024 and $7.7 million for 2023. As of year-end 2025, there was no impairment loss in relation to the costs capitalized.

3. Credit Losses

The rollforward of the Company's allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowances in the consolidated balance sheet, is as follows:

	December Year-to-Date
	2025	2024	2023
Allowance for credit losses:
Beginning balance	$4.9	$8.0	$7.7
Current period provision	2.5	0.6	2.1
Currency exchange effects	0.1	(0.3)	0.3
Disposition of EMEA staffing operations	—	(2.4)	—
Write-offs	(1.1)	(1.0)	(2.1)
Ending balance	$6.4	$4.9	$8.0

Write-offs are presented net of recoveries, which were not material, for December year-to-date 2025, 2024 and 2023. As of year-end 2024, the Company had a receivable of $16.4 million related to the sale of the Company's EMEA staffing operations. The receivable was settled in the second quarter of 2025 (see the Acquisitions and Dispositions footnote). There were no long-term customer receivables in 2025, 2024 and 2023. No allowances related to other receivables were material for December year-to-date 2025, 2024 and 2023.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Acquisitions and Dispositions

Acquisitions

Children's Therapy Center

On November 13, 2024, Kelly Services USA, LLC (“KSU”), a wholly owned subsidiary of the Company, acquired 100% of the issued and outstanding limited liability company interests of Children's Therapy Center (“CTC”). CTC specializes in occupational, physical and speech therapy for children and will expand the Company's growth opportunities in therapeutic services. Under terms of the purchase agreement, the purchase price of $3.3 million was adjusted for cash held by CTC at the closing date and estimated working capital adjustments, resulting in the company paying cash of $3.1 million. In the first quarter of 2025, the Company received a post-close net working capital adjustment of $0.1 million. Goodwill generated from the acquisition of $2.9 million, net of the net working capital adjustment, was primarily attributable to expanding market potential and was assigned to the Education operating segment (see the Goodwill and Intangible Assets footnote). CTC's results of operations are included in the Education segment. As of November 2025, the purchase price allocation for this acquisition is final.
Motion Recruitment Partners

On May 31, 2024, the Company indirectly acquired 100% of the equity interests in Motion Recruitment Partners, LLC (“MRP”) by way of a merger with MRP Merger Sub, Inc. (“Merger Sub”), a newly-formed, wholly owned subsidiary of the Company, with and into MRP Topco (“Topco”), the indirect parent company of MRP and Littlejohn Fund V, L.P. (“Littlejohn”), with Topco surviving the merger (the “Merger”). MRP is a parent company to a group of leading global talent solutions providers and the acquisition is expected to strengthen the scale and capabilities of Kelly's solutions portfolio. Under terms of the merger agreement, the $425.0 million purchase price was adjusted for estimated cash held by MRP at the closing date and estimated working capital adjustments, resulting in the Company paying cash of $440.0 million. The acquisition was funded with cash on hand and available credit facilities (see the Debt footnote). Total consideration included $3.4 million of contingent consideration related to an earnout payment with a maximum potential cash payment of $60.0 million in the event certain financial metrics are met per the terms of the agreement. The earnout period concluded in the first quarter of 2025 and no further liability was recognized. In the fourth quarter of 2024, the Company paid a post-close net working capital adjustment of $1.4 million. The merger agreement contains representations and warranties and covenants customary for a transaction of this nature. The total consideration was as follows:

Cash consideration paid	$425.0
Estimated cash acquired	13.6
Estimated net working capital adjustment	1.4
Total cash consideration	440.0
Additional consideration payable	3.4
Net working capital adjustment	1.4
Total consideration	$444.8

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of May 2025, the purchase price allocation for this acquisition is final. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

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

The fair value of the acquired receivables represents the contractual value net of the allowance for potentially uncollectible accounts. Included in the assets purchased in the MRP acquisition was $145.9 million of intangible assets, made up of $88.1 million in customer relationships, $56.5 million in trade names and $1.3 million for non-compete agreements. The customer relationships are amortized over 15 years with no residual value, the trade names are amortized over 10-15 years with no residual value and the non-compete agreements are amortized over four years with no residual value. Goodwill generated from the acquisition was primarily attributable to expanding market potential and the expected revenue and operational synergies and was assigned to the SET operating segment (see the Goodwill and Intangible Assets footnote). None of the goodwill generated from the acquisition is expected to be deductible for tax purposes.

MRP's results of operations are included in the ETM and SET segments, with MRP’s Sevenstep business included in ETM and the remaining operations in SET. For year-end 2024, the Company's consolidated revenues and net earnings (loss) include $285.8 million and $4.2 million of earnings from MRP, respectively.

Pro Forma Information

The following unaudited pro forma information presents a summary of the operating results as if the MRP acquisition had been completed as of January 2, 2023:

	2024	2023
Pro forma revenues	$4,552.2	$5,389.8
Pro forma net earnings (loss)	$(4.9)	$30.8

The pro forma results for the periods above include adjustments to amortization expense for the intangible assets, reversal of MRP's interest expense on credit facilities that were settled upon completion of the acquisition, interest expense and associated amortization of debt issuance costs for financing the acquisition, reclassification of transaction expenses to the appropriate period and applicable taxes. The unaudited pro forma information presented has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisition occurred on the assumed date, nor is it necessarily an indication of future operating results.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Dispositions

Disposition of EMEA Staffing Operations

On January 2, 2024, the Company completed the sale of its EMEA staffing operations (“disposal group”), which was included in the Company's International operating segment, to Gi Group Holdings S.P.A. (“Gi”). Upon closing, the Company received cash proceeds of $110.6 million, or $77.1 million net of cash disposed, which is included in investing activities in the consolidated statements of cash flows. The Company will not receive any proceeds from the contingent consideration opportunity associated with the transaction.

In the first quarter of 2024, the Company recorded a euro-denominated receivable from Gi of $26.9 million representing the adjustments that were determinable and expected to be received. In the second quarter of 2024, the Company recorded negative working capital and other adjustments of $10.1 million, which reduced the net receivable from Gi to $16.8 million. In the second quarter of 2025, the Company received proceeds of $21.8 million in connection with this receivable. The proceeds exceeded the amount previously recorded due to favorable resolution of certain reconciliations under the terms of the purchase agreement. As a result, $4.8 million was recognized in the consolidated statements of earnings in the second quarter of 2025, with $4.0 million recorded in gain on sale of EMEA staffing operations and $0.8 million recorded in other income (expense), net reflecting foreign currency remeasurements up to the date of settlement. The proceeds are included in investing activities in the consolidated statements of cash flows. The receivable from Gi was fully settled and there was no remaining receivable as of the second quarter-end 2025.

The disposal group did not meet the requirements to be classified as discontinued operations as the sale did not have a material effect on the Company's operations and did not represent a strategic shift in the Company's strategy. As of December 31, 2023, the disposal group was classified as held for sale and held at its carrying value. The Company's consolidated earnings from operations in 2023 included earnings of $4.3 million from the EMEA staffing operations.

The major classes of divested assets and liabilities were as follows:

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

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of year-end 2025 and 2024 in the consolidated balance sheet by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs. There were no transfers between Level 1, Level 2 and Level 3 assets or liabilities in 2025 or 2024.

	As of Year-End 2025
Description	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$4.7	$4.7	$—	$—
Total assets at fair value	$4.7	$4.7	$—	$—
Liabilities
EMEA staffing indemnification	$(1.4)	$—	$—	$(1.4)
Brazil indemnification	(0.9)	—	—	(0.9)
Total liabilities at fair value	$(2.3)	$—	$—	$(2.3)
	As of Year-End 2024
Description	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$6.4	$6.4	$—	$—
Total assets at fair value	$6.4	$6.4	$—	$—
Liabilities
Interest rate swaps	$(0.4)	$—	$(0.4)	$—
EMEA staffing indemnification	(2.0)	—	—	(2.0)
Brazil indemnification	(1.7)	—	—	(1.7)
Total liabilities at fair value	$(4.1)	$—	$(0.4)	$(3.7)

Money market funds
Money market funds represent investments in money market funds that hold government securities, all of which are restricted as of year-end 2025 and year-end 2024 and are included in other assets in the consolidated balance sheet. These restricted funds represent cash balances that are required to be maintained to fund disability claims in California. The valuations of money market funds are based on quoted market prices of those accounts as of the respective period end.
Forward contracts
In fiscal 2024 and 2023, the Company entered into and settled a €17.0 million and €90.0 million, respectively, foreign currency forward contracts related to the sale of the Company’s EMEA staffing operations. The settlements resulted in a net gain of $1.2 million and net loss of $3.6 million for 2024 and 2023, respectively. There were no forward contracts outstanding as of fiscal year-end 2025.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Interest rate swaps
On July 17, 2024, the Company entered into a $50.0 million 12-month interest rate swap and a $50.0 million 18-month interest rate swap to manage interest risk exposure on the Company’s securitization facility. The swaps were not designated as hedges and are marked to market through earnings. The swaps are valued using observable market inputs and are classified as level 2 liabilities. As of year-end 2024, the Company recorded a liability $0.4 million liability in accounts payable and accrued liabilities and recognized a net loss of $0.2 million in other income (expense), net in the consolidated statements of earnings during 2024. The 12-month contract matured in the second quarter of 2025 and the results to the consolidated balance sheet and statements of earnings were not significant. As of year-end 2025, the liability related to the 18-month interest rate swap was not significant.

Indemnification liabilities
As of year-end 2025, the Company recorded indemnification liabilities totaling $2.3 million, consisting of $1.4 million related to the January 2024 sale of the EMEA staffing operations, with $0.1 million in accounts payable and accrued liabilities and $1.3 million in other long-term liabilities, and $0.9 million related to the 2020 sale of the Brazil operations included in other long-term liabilities in the consolidated balance sheet. As of year-end 2024, the indemnification liability totaled $2.0 million for the EMEA staffing operations and $1.7 million for the Brazil sale.

For the EMEA staffing sale, the Company agreed to indemnify the buyer for certain losses and costs for an indefinite term. The maximum exposure is not estimable due to uncertainties in potential outcomes; however, the Company believes the risk of exposure is remote. During 2025, the Company made payments of $0.5 million and recorded a $0.1 million remeasurement adjustment to the liability in gain on sale of EMEA staffing operations in the consolidated statements of earnings. Exchange rate impacts recorded in other income (expense), net in the consolidated statements of earnings were not significant.

For the Brazil sale, indemnification claims may be initiated within six years after closing, with aggregate losses capped at $8.8 million. During 2025, the Company made a $0.9 million payment, with the remaining change in the liability primarily attributable to exchange rate fluctuations recorded in other income (expense), net in the consolidated statements of earnings.

The indemnification liabilities were initially measured at fair value using discounted probability-weighted cash flows and are classified as Level 3 liabilities, remeasured on a recurring basis. Changes in fair value related to reassessments and foreign currency movements are recognized in earnings.

Earnout liabilities
In the second quarter of 2024, the Company recorded an earnout liability relating to the 2024 acquisition of MRP totaling $3.4 million in accounts payable and accrued liabilities in the consolidated balance sheet (see the Acquisitions and Dispositions footnote). The valuation of the earnout liability was initially established using the Monte Carlo simulation model and represented the fair value and is considered a level 3 liability. The maximum total cash payment which may be due related to the earnout liability is $60.0 million. In the fourth quarter 2024, the liability was reassessed and the fair value was determined to be zero. The earnout period concluded in the first quarter of 2025 and no further liability will be recognized.

Equity Investments Without Readily Determinable Fair Value

The Company previously held a 49% ownership interest in PersolKelly Pte. Ltd., which was accounted for under the equity method until the Company sold a majority interest in the first quarter of 2022. The remaining 2.5% interest was subsequently accounted for as an equity investment without readily determinable fair value using the measurement alternative (cost, less impairment, plus or minus observable price changes) in other assets in the consolidated balance sheet. In the first quarter of 2025, the Company sold its remaining interest in PersolKelly Pte. Ltd. for cash proceeds of $6.4 million. The investment had a carrying value of $6.4 million as of year-end 2024 and at the time of the sale, and therefore no gain or loss was recognized.

In 2022, the Company invested in equity securities with an initial investment of $0.4 million, classified in other assets in the consolidated balance sheet and measured using the measurement alternative. In fiscal year 2024, the Company sold a portion of this investment with a carrying value of $0.1 million and recognized a $0.6 million gain in other income (expense), net in the consolidated statements of earnings. The investment was remeasured using the observable prices to $3.5 million, resulting in an unrealized gain of $3.2 million recorded in other income (expense), net in the consolidated statements of earnings. As of year-end 2025, the carrying value of the investment was $3.5 million.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Assets Measured at Fair Value on a Nonrecurring Basis

In addition to assets that are recorded at fair value on a recurring basis, annual and interim impairment tests may subject the Company's reporting units with goodwill and long-lived assets to nonrecurring fair value measurement. The Company performs the annual impairment test for goodwill in the fourth quarter of each year and for long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

During the third quarter of 2025, the Company concluded that there was a triggering event due to declines in the business performance related to the MRP and Softworld reporting units as a result of dynamic macroeconomic conditions and projected growth rates were revised accordingly. As a result of the MRP and Softworld quantitative assessments, the Company determined that both MRP and Softworld’s estimated fair value of the reporting units no longer exceeded the carrying value. The Company recorded goodwill impairment charges of $102.0 million.

These changes in circumstances were also indicators that the respective long-lived assets may not be recoverable. The Company performed long-lived asset recoverability test for MRP and Softworld and determined that undiscounted future cash flows exceeded the carrying amount of the asset groups and were recoverable.

The various inputs to the fair value models are considered level 3. The Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. Refer to the Summary of Significant Accounting Policies footnote for additional details on the valuation methodologies and inputs used to measure fair value.

Refer to the Goodwill and Intangible Assets footnote for additional details on impairment charges related to years-ended 2025 and 2024 as well as the valuation methodologies and inputs used to measure fair value. There were no goodwill or intangible asset impairment charges recorded in 2023.

6. Integration, Realignment and Restructuring

2025 Actions

In the first quarter of 2025, the Company put in place various initiatives aimed at integrating MRP and other prior acquisitions, combining operating segments and further aligning processes and technology across the Company. The costs incurred related to these integration and realignment initiatives totaled $28.7 million for the year-ended 2025. The integration and realignment costs consisted of $10.1 million of severance, $11.5 million of IT-related charges and $7.1 million of fees and other costs to execute the initiatives. The severance costs incurred as a part of these efforts are primarily accounted for in accordance with ASC 712 Compensation - Nonretirement Postemployment Benefits. The integration and realignment costs are recorded in SG&A expenses in the consolidated statements of earnings.

	December Year-to-Date 2025
	Severance	IT-related Charges	Fees and Other	Total
Enterprise Talent Management	$6.9	$—	$0.7	$7.6
Science, Engineering & Technology	2.0	0.9	0.2	3.1
Education	0.2	—	0.1	0.3
Corporate	1.0	10.6	6.1	17.7
Total	$10.1	$11.5	$7.1	$28.7

2024 Actions

Restructuring and transformation charges for the year-ended 2024 were $6.1 million as a continuation of the actions that were announced in the second quarter of 2023 as part of the comprehensive transformation initiative. The transformation activities consisted of $3.0 million of severance charges and $3.1 million of costs to execute the transformation. The severance and transformation costs are recorded in SG&A expenses in the consolidated statements of earnings.

Additionally, in 2024, the Company recognized an impairment charge of $13.5 million primarily for certain ROU assets related to the Company's leased headquarters facility reflecting adjustments as to how the Company is utilizing the building as a part of

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the Company's ongoing transformation efforts. The impairment charges related to the ROU assets are recorded in the asset impairment charge in the consolidated statements of earnings.

The 2024 table was restated to include integration and realignment costs incurred in 2024 of $10.0 million. These costs are associated with various initiatives aimed at integrating MRP and other prior acquisitions, combining operating segments and further aligning processes and technology across the Company that were initiated in the fourth quarter of 2024.

	December Year-to-Date 2024
	Severance	Transformation Costs	Fees and Other	Total
Enterprise Talent Management	$0.7	$—	$—	$0.7
Science, Engineering & Technology	0.3	—	0.2	0.5
Corporate	2.0	3.1	9.8	14.9
Total	$3.0	$3.1	$10.0	$16.1

2023 Actions

In 2023, the Company undertook restructuring actions to further the Company's cost management efforts in response to the demand levels and to reflect a repositioning of the Company's ETM staffing business to better capitalize on opportunities in local markets. Restructuring costs incurred in the first quarter of 2023 related to these efforts totaled $5.7 million, which included $4.6 million of severance and $1.1 million of lease termination and other expenses and were recorded in SG&A expenses in the consolidated statements of earnings.

In the second quarter of 2023, the Company announced a comprehensive transformation initiative that included actions to further streamline the Company's operating model to enhance organizational efficiency and effectiveness. The total costs incurred related to these transformation activities in 2023 totaled $32.2 million. The transformation activities included $17.7 million of costs to execute the transformation initiatives through the use of an external consultant, severance of $11.6 million, a $2.4 million impairment charge for ROU assets related to an unoccupied office space lease and $0.5 million of lease termination costs. The impairment charge related to the ROU assets was recorded in the asset impairment charge in the consolidated statements of earnings. The costs to execute, the severance and lease termination costs were recorded in SG&A expenses in the consolidated statements of earnings, as detailed further below.

In connection with the sale of the Company's EMEA staffing operations in the first quarter of 2024 (see the Acquisitions and Dispositions footnote), there was an additional amount of severance costs for $3.1 million incurred in the fourth quarter of 2023 that was related to the sale and recorded in SG&A expenses in the consolidated statements of earnings and included in the table below.

	December Year-to-Date 2023
	Severance	Lease Termination Costs, Transformation and Other	Total
Enterprise Talent Management	$9.0	$0.7	$9.7
Science, Engineering & Technology	1.3	0.3	1.6
Education	1.0	—	1.0
International	3.3	—	3.3
Corporate	4.7	18.3	23.0
Total	$19.3	$19.3	$38.6

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accrual Summary

A summary of the Company's global restructuring balance sheet accrual, included in accrued payroll and related taxes and accounts payable and accrued liabilities in the consolidated balance sheet, is detailed below:

Balance as of year-end 2023	$15.1
Accruals	6.6
Reductions for cash payments	(19.4)
Disposition of EMEA staffing operations	(1.5)
Accrual adjustments	(0.5)
Balance as of year-end 2024	0.3
Reductions for cash payments	(0.3)
Balance as of year-end 2025	$—

There was no remaining liability for global restructuring and no material adjustments were recorded as of year-end 2025. The balance of $0.3 million as of year-end 2024 primarily represented severance costs which were paid in the first quarter of 2025.
7. Property and Equipment

A summary of property and equipment, at cost, including the related estimated useful lives is as follows:

Category	2025	2024	Estimated Useful Life
Buildings and improvements	$—	$0.4	30 years
Computer hardware and software	110.9	119.9	3 years	to	12 years
Equipment, furniture and fixtures	6.5	10.9	5 years
Leasehold improvements(1)	6.8	6.5	15 years
Work in process(2)	0.9	2.3
Total property and equipment	125.1	140.0
Accumulated depreciation	(104.6)	(114.2)
Net property and equipment	$20.5	$25.8
(1) For leasehold improvements within the Company’s headquarters, the estimated useful life is 15 years. The estimated useful life for branches is the lesser of the life of the lease or 5 years.
(2) Work in process represents capitalized costs for internal-use software not yet in service. Depreciation expense was $11.9 million for 2025, $12.5 million for 2024 and $12.4 million for 2023.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Leases

The Company has operating leases for headquarters and field offices and various equipment. The Company's leases generally have remaining lease terms of one year to 10 years. The Company determines if an arrangement is a lease at inception.

The components of lease expense are recorded in SG&A expenses and were as follows:

	December Year-to-Date
Description	2025	2024	2023
Operating:
Operating lease cost	$15.2	$14.6	$21.0
Short-term lease cost	0.5	0.6	2.0
Variable lease cost	3.5	3.5	6.1
Financing:
Amortization of ROU assets	—	0.3	0.6
Total lease cost	$19.2	$19.0	$29.7

Supplemental consolidated balance sheet information related to leases is as follows:

Description	Balance Sheet Location	As of Year-End 2025	As of Year-End 2024
ROU Assets:
Operating	Operating lease right-of-use assets	$42.9	$47.0	(1)
Total lease assets		$42.9	$47.0

ROU Liabilities:
Operating - current	Operating lease liabilities, current	$12.3	$12.3
Operating - noncurrent	Operating lease liabilities, noncurrent	44.9	50.9
Total lease liabilities		$57.2	$63.2

(1)2024 ROU operating assets reflect an impairment charge of $12.1 million, related to the Company's leased headquarters facility reflecting adjustments as to how the Company is utilizing the building as a part of the Company's transformation efforts. The impairment charges related to the ROU assets are recorded in asset impairment charge in the consolidated statements of earnings (see the Integration, Realignment and Restructuring footnote).

Weighted average remaining lease terms and discount rates for operating leases are as follows:

	December Year-to-Date
	2025	2024
Weighted average remaining lease term (years):	6.4	7.0
Weighted average discount rate:	5.7%	5.8%

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other information related to leases were as follows:

	December Year-to-Date
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16.3	$15.0	$20.6
Financing cash flows from financing leases	—	—	1.2

ROU assets obtained in exchange for new lease obligations:
Operating leases	$6.6	$10.4	$12.6

Maturities of operating lease liabilities as of year-end 2025 are as follows:

2026	$15.1
2027	11.1
2028	9.0
2029	7.9
2030	7.1
Thereafter	17.5
Total future lease payments	67.7
Less: Imputed interest	10.5
Total	$57.2

9. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by operating segment were as follows:

	Science, Engineering & Technology	Education	ETM	Total
Balance as of year-end 2023	$111.3	$39.8	$—	$151.1
Additions	222.9	3.0	—	225.9
Impairment adjustments	(72.8)	—	—	(72.8)
Balance as of year-end 2024(1)	261.4	42.8	—	304.2
Adjustments	—	(0.1)	—	(0.1)
Reallocation	(22.3)	—	22.3	—
Impairment adjustments	(102.0)	—	—	(102.0)
Balance as of year-end 2025(1)	$137.1	$42.7	$22.3	$202.1

(1) Gross amounts of $376.9 million and $377.0 million are net of impairment losses of $174.8 million and $72.8 million as of year-end of 2025 and 2024, respectively.

Our SET reportable segment contains goodwill from the 2024 acquisition of MRP which has a remaining balance of $137.1 million as of the year ended 2025. During the first quarter 2025 the company reallocated $22.3 million of goodwill related to the Sevenstep business from SET to the ETM reportable segment using a relative fair value approach. The Education reportable segment is comprised of goodwill related to the 2020 acquisition of Greenwood/Asher & Associates, $3.5 million; the 2022 acquisition of Pediatric Therapeutic Services (“PTS”), $36.3 million, and the 2024 acquisition of CTC of $3.0 million.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the third quarter of 2025, the Company assessed the ongoing integration of the MRP and Softworld reporting units, noting that the discrete financial data regularly reviewed by management had changed. As such, the Company combined the MRP and Softworld reporting units with the other legacy SET operations into one SET reporting unit. During the assessment, but before the combination, we concluded that there was a triggering event due to declines in the business performance and revised projected growth rates as a result of dynamic macroeconomic conditions. Therefore, it was necessary to perform step one quantitative tests utilizing the income approach for both the MRP and Softworld reporting units that comprised the total goodwill balance in the SET reportable segment. As a result of the MRP and Softworld quantitative assessments, the Company determined that both MRP and Softworld’s estimated fair value of the reporting units no longer exceeded the carrying value. The Company recorded an impairment charge of $63.5 million and $38.5 million for MRP and Softworld, respectively, for a total goodwill impairment charge of $102.0 million, which was included in goodwill impairment charge in the consolidated statements of earnings at third quarter-end 2025. Included in the impairment charges were $8.6 million and $9.8 million of tax benefits for MRP and Softworld, respectively, associated with the impairment.

The changes in circumstances were also indicators that the respective long-lived assets may not be recoverable. MRP and Softworld have definite-lived intangible assets, consisting of trade names, customer relationships and non-compete agreements, which are amortized over their estimated useful lives. The Company performed long-lived asset recoverability tests for MRP and Softworld and determined that undiscounted future cash flows exceeded the carrying amount of the asset groups and were recoverable. As of the third quarter 2025, following the interim triggering event and post-combination of MRP and Softworld reporting units with the legacy SET operations, the Company performed a step one quantitative test for the combined SET reporting unit and noted no goodwill adjustments were needed as the estimated fair value of the SET reporting unit exceeded the carrying value with a headroom greater than 10%.

The Company performs its annual goodwill impairment testing in the fourth quarter each year and regularly assesses whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company also performs a qualitative review on a quarterly basis of the Company's long-lived assets, comprised of net property and equipment and definite-lived intangible assets, to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

2025 Goodwill Impairment Assessment

We completed our annual impairment test for all reporting units with goodwill in the fourth quarter of 2025. Pursuant to the segment changes in first quarter of 2025 (see the Segment Disclosures footnote), the goodwill reporting units were reassessed. As of year-end 2025, the Company determined that there are four reporting units for goodwill impairment testing purposes, three of which have associated goodwill. Our annual goodwill impairment testing included a step one quantitative analysis for each reporting unit prepared by a third party valuation specialist. As a result of the quantitative assessments, we determined that the estimated fair value of the each reporting unit exceeded its carrying value with headroom greater than 10%; therefore, goodwill was not impaired as of year-end 2025. If current expectations of future revenue and profit margins are not met, or if market factors outside of the Company's control change significantly, including discount rate, then the goodwill of our reporting units may be impaired in the future, resulting in goodwill impairment charges. As a measure of sensitivity of the fair value for the three reporting units tested in 2025, while holding all other assumptions constant, an increase in the discount rate of 100 basis points or a decrease of 100 basis points in the revenue growth rate assumptions for each forecasted period used to determine the fair value of the reporting unit would not result in an impairment of goodwill.

2024 Goodwill Impairment Assessment

In the fourth quarter of 2024, the Company performed the annual goodwill impairment testing. For the PTS and Education reporting units, the Company performed step zero qualitative analyses and have concluded that there are no indications that the fair values of the PTS and Education reporting units are less than their respective carrying values and therefore no further testing was required. For the Softworld and MRP reporting units, the Company's annual goodwill impairment testing included step one quantitative tests. As a result of the MRP quantitative assessment, the Company determined that the estimated fair value of the MRP reporting unit was more than its carrying value. The estimated fair value of the MRP reporting unit exceeded the carrying value by less than 10%.

As a result of the Softworld quantitative assessment, the Company determined that Softworld's estimated fair value of the reporting unit no longer exceeded the carrying value. Softworld's 2024 financial performance was lower than internal projections due to continued challenging market conditions. As a result, management’s expectation for near-term financial performance and projected long-term growth rates were revised accordingly. These changes in circumstances were also indicators that the respective long-lived assets may not be recoverable. Softworld has definite-lived intangible assets, consisting

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
of trade names, customer relationships and non-compete agreements, which are amortized over their estimated useful lives. The Company performed a long-lived asset recoverability test for Softworld and determined that undiscounted future cash flows exceeded the carrying amount of the asset group and were recoverable. Based on the result of the Company's annual goodwill impairment test, the Company recorded an impairment charge of $72.8 million, which was included in goodwill impairment charge in the consolidated statements of earnings for the year ended 2024, to write-off a portion of Softworld's goodwill balance. Included in the impairment charge was an $18.4 million tax benefit associated with the impairment. The remaining goodwill balance for the Softworld reporting unit was $38.5 million as of year-end 2024.

Intangible Assets

Intangible assets, excluding fully-amortized intangibles, are included in intangibles, net on the Company's consolidated balance sheet and consist of the following:

		2025			2024
	Useful Lives	Gross Carrying Amount	Less: Accumulated Amortization	Net	Gross Carrying Amount	Less: Accumulated Amortization	Net
Customer relationships	10-15 years	$221.7	$77.1	$144.6	$229.2	$65.9	$163.3
Trade names	10-15 years	108.1	30.2	77.9	108.1	20.4	87.7
Non-compete agreements	5 years	5.6	3.8	1.8	5.6	2.7	2.9
Trademarks	10 years	4.8	2.9	1.9	4.8	2.4	2.4
Total		$340.2	$114.0	$226.2	$347.7	$91.4	$256.3

Intangible amortization expense, which is included in SG&A expenses in the consolidated statements of earnings, was $30.1 million, $27.3 million and $20.9 million in 2025, 2024 and 2023, respectively. The amortization expense is expected to be $29.4 million in 2026, $28.8 million in 2027, $27.4 million in 2028, $24.8 million in 2029, and $23.3 million in 2030.

10. Debt

Revolving Credit Facility

The Company has a $150.0 million, five-year revolving credit facility (the “Facility”), with a termination date of May 29, 2029. The Facility is available to be used to fund working capital, acquisitions and general corporate needs. The Facility is secured by certain assets of the Company, excluding U.S. trade accounts receivable.

At year-end 2025, there were no long-term borrowings under the Facility and a remaining borrowing capacity of $150.0 million. The rates for the Facility, which vary based on the Company's leverage ratio as defined in the agreement, include either (i) the Prime rate plus the applicable margin for the floating line or (ii) a term Secured Overnight Financing Rate (“SOFR”) for 1-, 3-, or 6-months dependent on the interest election plus a 0.10% margin and the applicable margin for the term benchmark line. At year-end 2024, there were $40.0 million of long-term borrowings on the term benchmark line under the Facility and a remaining borrowing capacity of $110.0 million. To maintain availability of the funds, the Company pays a facility fee on the full amount of the Facility, regardless of usage. The facility fee varies based on the Company’s leverage ratio as defined in the agreement. The Facility, which contains a cross-default clause that could result in termination if defaults occur under the Company's other loan agreements, had a facility fee of 15.0 basis points at year-end 2025 and 20.0 basis points at year-end 2024. The Facility’s financial covenants and restrictions are described below, all of which were met at year-end 2025:

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

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

At year-end 2025, the Securitization Facility had $101.9 million of long-term borrowings, SBLCs of $42.6 million related to workers’ compensation and a remaining capacity of $105.5 million. The rate for these borrowings includes the adjusted daily SOFR plus a 0.10% margin and a 1.10% utilization rate on the amount of the Company's borrowings. The rate for the SBLCs of 1.10% represents a utilization rate on the outstanding balance. In addition, the Company pays a commitment fee of 40.0 basis points on the unused capacity. At year-end 2024, the Securitization Facility had 199.4 million of long-term borrowings, SBLCs of $46.1 million related to workers’ compensation and a remaining capacity of $4.5 million.

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

Local Credit Facilities

The Company had total unsecured, uncommitted short-term local credit facilities of $3.2 million as of year-end 2025. The Company had no borrowings under these lines at year-end 2025 and 2024.

11. Retirement Benefits

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

The liability for the nonqualified plans was $289.3 million and $260.5 million as of year-end 2025 and 2024, respectively, and is included in current accrued payroll and related taxes and noncurrent accrued retirement benefits in the consolidated balance sheet. The cost of participants’ earnings or loss on this liability, which were included in SG&A expenses in the consolidated statements of earnings, was earnings of $36.4 million, $29.8 million, and $32.9 million for fiscal year-end 2025, 2024 and 2023, respectively.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In connection with the administration of these plans, the Company has purchased company-owned variable universal life insurance policies insuring the lives of certain current and former officers and key employees. The cash surrender value of these policies, which is based primarily on investments in mutual funds and can only be used for payment of the Company’s obligations related to the nonqualified deferred compensation plan noted above, was $289.7 million and $258.1 million at year-end 2025 and 2024, respectively and is reflected as a discrete line item in the consolidated balance sheet. During 2025, there were proceeds of $2.7 million in connection with these policies. In 2024, there were $1.7 million proceeds in connection with these policies. In 2023, there were no proceeds in connection with these policies. Tax-free earnings or loss on these assets, which were included in SG&A expenses in the consolidated statements of earnings and which offset the related earnings or loss on the liability, were earnings of $35.7 million in 2025, earnings of $30.9 million in 2024 and earnings of $32.2 million in 2023.

The net expense for retirement benefits for the qualified and nonqualified plans, including Company-matching contributions for full-time employees, totaled $10.4 million in 2025, $8.6 million in 2024 and $10.9 million in 2023 and is included in total SG&A expenses in the consolidated statements of earnings. The expense related to retirement plan contributions for temporary employees is included in cost of services in the consolidated statements of earnings.

International Defined Benefit Plans

The Company had several defined benefit pension plans in locations outside of the United States. Total pension expense for these plans was $0.2 million in 2023. These plans are no longer effective following the sale of our EMEA staffing operations in 2024.

12. Stockholders’ Equity

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

Share Repurchase Programs

In November 2024, the Company's board of directors authorized a $50.0 million Class A share repurchase program that expires on December 2, 2026. During 2025 and 2024, the Company repurchased 1,158,628 Class A shares for $10.0 million and 742,163 Class A shares for $10.0 million, respectively. At year-end 2025, $30.0 million of share repurchases remained authorized under the program as compared to $40.0 million at year-end 2024. A total of 1,900,791 shares have been repurchased under the share repurchase program at an average price of $10.54 per share.

In November 2022, the Company's board of directors authorized a $50.0 million Class A share repurchase program, which was completed in August 2023. During 2023 and 2022, the Company repurchased 2,496,827 Class A shares for $42.2 million and 474,644 Class A shares for $7.8 million, respectively. There were no authorized share repurchases remaining as of year-end 2023 as compared to $42.2 million of share repurchases that remained authorized under the program as of year-end 2022. A total of 2,971,471 shares were repurchased under the share repurchase program at an average price of $16.83 per share.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, during 2025, 2024 and 2023 are included in the table below. Amounts in parentheses indicate debits.

	2025	2024	2023
Foreign currency translation adjustments:
Beginning balance	$(6.9)	$0.6	$(7.4)
Other comprehensive income (loss) before classifications	7.2	(6.9)	8.0
Amounts reclassified from accumulated other comprehensive income (loss) - equity method investment and other(1)	—	(0.6)	—
Net current-period other comprehensive income (loss)	7.2	(7.5)	8.0
Ending balance	0.3	(6.9)	0.6

Pension liability adjustments:
Beginning balance	—	(0.4)	(1.1)
Other comprehensive income (loss) before classifications	—	—	0.6
Amounts reclassified from accumulated other comprehensive income(2)	—	0.4	0.1
Net current-period other comprehensive income (loss)	—	0.4	0.7
Ending balance	—	—	(0.4)

Total accumulated other comprehensive income (loss)	$0.3	$(6.9)	$0.2
(1) Amount was recorded in other income (expense), net in the consolidated statements of earnings.
(2) Amount was recorded in SG&A expenses in the consolidated statements of earnings.

13. Earnings (Loss) Per Share

The reconciliation of basic earnings (loss) per share on common stock for 2025, 2024 and 2023 follows:

	2025	2024	2023
Net earnings (loss)	$(254.1)	$(0.6)	$36.4
Less: Earnings allocated to participating securities	—	—	(0.7)
Net earnings (loss) available to common shareholders	$(254.1)	$(0.6)	$35.7

Average common shares outstanding (millions):
Basic	35.1	35.5	35.9
Dilutive share awards	—	—	0.4
Diluted	35.1	35.5	36.3

Basic earnings (loss) per share	$(7.24)	$(0.02)	$0.99
Diluted earnings (loss) per share	$(7.24)	$(0.02)	$0.98

Due to the Company's net loss in 2025 and 2024, potentially dilutive shares outstanding, primarily related to deferred common stock associated with the non-employee directors deferred compensation plan and performance shares, of 0.5 million shares and 0.4 million shares in 2025 and 2024, respectively, had an anti-dilutive effect on diluted earnings per share and were excluded from the computation. Potentially dilutive shares outstanding for 2023 are primarily related to deferred common stock associated with the non-employee directors deferred compensation plan and performance shares (see Stock-Based Compensation footnote for a description of performance shares).

The Company presents earnings per share for the Company's two classes of common stock on a combined basis. This presentation is consistent with the earnings per share computations that result for each class of common stock utilizing the two-

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
class method, which is an earnings allocation formula that determines earnings per share for each class of common stock according to the dividends declared (or accumulated) and participation rights in the undistributed earnings. In applying the two-class method, the Company has determined that the undistributed earnings should be allocated to each class on a pro rata basis after consideration of all of the participation rights of the Class B shares (including voting and conversion rights) and the Company's history of paying dividends equally to each class of common stock on a per share basis.

The Company’s certificate of incorporation allows the board of directors to declare a cash dividend to Class A shares without declaring equal dividends to the Class B shares. However, the board of directors has historically declared and the Company has historically paid equal per share dividends on both the Class A and Class B shares. Each class has participated equally in all dividends declared since 1987.

Class B shares are the only shares with voting rights and are convertible, at the option of the holder, into Class A shares on a one-for-one basis. Class B shareholders are therefore able to exercise voting control with respect to all matters requiring stockholder approval, including the election of or removal of directors. As a result of Class B shares’ voting and conversion rights, Class B shares can participate equally in any dividends declared on Class A shares by exercising their conversion rights.

Dividends paid per share for Class A and Class B common stock were $0.30 for 2025, 2024 and 2023.

14. Stock-Based Compensation

On May 8, 2025 (the “Effective Date”), the Company’s stockholders approved the Kelly Services, Inc. 2025 Equity Incentive Plan (the “EIP”). Upon approval of the EIP, the Company’s Equity Incentive Plan, as amended and restated February 15, 2017, (the “Prior Plan”) terminated in its entirety and no further awards may be granted under the Prior Plan. All outstanding awards under the Prior Plan as of the Effective Date, shall remain outstanding and shall be administered and settled in accordance with their terms and the provisions of the Prior Plan. Under the EIP, the Company may grant key employees restricted stock and performance awards associated with the Company’s Class A stock. The EIP provides that the maximum number of shares available for grants is 4.0 million, plus 0.8 million shares that were available to be granted under the Prior Plan immediately prior to the Effective Date. Shares available for future grants at year-end 2025 are 4.6 million. The Company issues shares out of treasury stock to satisfy stock-based awards, if available; otherwise new shares of common stock are issued from authorized shares. The Company presently has no intent to repurchase additional shares for the purpose of satisfying stock-based awards.

The Company recognized stock-based compensation cost of $12.3 million in 2025, $11.8 million in 2024 and $9.7 million in 2023, as well as related tax benefits of $2.0 million in 2025, $2.6 million in 2024 and $1.7 million in 2023.

Restricted Stock

Restricted stock, which typically vests pro-rata over three years, is issued to certain key employees and is subject to forfeiture until the end of an established restriction period. The Company utilizes the market price of its Class A stock on the date of grant as the fair value of restricted stock and expenses the fair value on a straight-line basis over the vesting period.

A summary of the status of nonvested restricted stock as of year-end 2025 and changes during this period is presented as follows below (in thousands of shares except per share data):

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2024	1,061	$19.79
Granted	980	13.50
Vested	(477)	19.62
Forfeited	(235)	16.94
Nonvested at year-end 2025	1,329	$15.72

As of year-end 2025, unrecognized compensation cost related to unvested restricted stock totaled $14.1 million. The weighted average period over which this cost is expected to be recognized is approximately 1.5 years. The weighted average grant date fair value per share of restricted stock granted during 2025, 2024 and 2023 was $13.50, $20.70 and $17.33, respectively. The

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
total fair value of restricted stock, which vested during 2025, 2024 and 2023, was $6.4 million, $6.5 million and $3.3 million, respectively.

Performance Shares

During 2025, 2024 and 2023, the Company granted performance awards associated with the Company’s Class A stock to certain senior officers, which are contingent upon achievement of specific revenue growth and EBITDA margin performance goals over a stated period of time (“performance awards”). The maximum number of performance shares that may be earned is 200% of the target shares originally granted. These awards have three one-year performance periods with the payout for each performance period based on separate financial measure goals that are set in February of each of the three performance periods. Earned shares during each performance period will cliff vest in February subsequent to the third performance period, after approval of the financial results by the Compensation Committee, if not forfeited by the recipient. No dividends are paid on these performance shares.

On February 10, 2026, the Compensation Committee approved the actual performance achievement of 54% of target for the 2025 performance period of the annual 2025, 2024 and 2023 annual grants. All of the shares earned for the 2025 performance period will cliff vest in February 2028, 2027 and 2026, respectively, if not forfeited by the recipient.

The 2025, 2024 and 2023 performance awards have a weighted average grant date fair value of $12.59, $17.60 and $16.20, respectively, which was determined by the market price on the date of grant less the present value of the expected dividends not received during the vesting period.

The total nonvested shares related to 2025, 2024 and 2023 performance awards at year-end 2025 is 262,000, 157,000 and 198,000, respectively.

A summary of the status of nonvested performance shares at target as of year-end 2025 and changes during this period is presented as follows below (in thousands of shares except per share data). The vesting adjustment in the table below represents a portion of the 2022 performance shares that did not vest because actual achievement was below the threshold level or was not achieved, and resulted in no payout.

	Performance Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2024	568	$18.66
Granted	291	12.59
Vested	(162)	20.18
Forfeited	(53)	14.64
Vesting Adjustment	(28)	15.48
Nonvested at year-end 2025	616	$15.00

As of year-end 2025, unrecognized compensation cost related to all unvested performance shares totaled $3.2 million. The weighted average period over which the costs are expected to be recognized is approximately 1.3 years for performance shares. The total fair value of performance shares, which vested during 2025, 2024 and 2023, was $1.8 million, $2.6 million and $3.4 million, respectively.

15. Sale of Assets

In December 2025, Kelly Services sold a property, receiving cash proceeds in the fourth quarter and recognizing a gain of $1.0 million on the sale, as the property had an immaterial carrying value. Additionally, on June 10, 2024, the Company sold Ayers Group, a division of its ETM segment, and received cash proceeds, recording a gain of $5.4 million in the 2024 consolidated statements of earnings after final working capital adjustments. Both asset sales were part of Kelly’s ongoing strategy to further optimize its operating model.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Other Income (Expense), Net

Included in other income (expense), net are the following:

	2025	2024	2023
Interest income	$3.7	$6.8	$6.7
Interest expense	(12.4)	(10.9)	(3.2)
Other	(0.3)	(2.7)	(2.9)
Other income (expense), net	$(9.0)	$(6.8)	$0.6

Included in interest income is interest from the Company's money market investments of $3.0 million in 2024 and 2023. The increase in interest expense for 2025 and 2024 reflects the increase in the Company's long-term debt (see Debt footnote).

Included in Other for 2024 is $8.6 million of transaction costs primarily related to the acquisition of MRP and net of the $3.4 million MRP earnout liability write-off, partially offset by a $3.8 million gain on equity securities and a $0.7 million reduction in the Brazil indemnification liability (see Fair Value Measurements footnote). Included in Other for 2023 was a gain of $2.0 million for the receipt of final proceeds in connection with the Company's investment in Business Talent Group, LLC that was sold in 2021.

17. Income Taxes
Earnings (loss) before taxes and equity in net earnings of affiliate for the years 2025, 2024 and 2023 were taxed under the following jurisdictions:

	2025	2024	2023
Domestic	$(97.6)	$(33.2)	$29.9
Foreign	18.8	11.3	(5.0)
Total	$(78.8)	$(21.9)	$24.9
The provision for income taxes was as follows:

Current tax expense:	2025	2024	2023
U.S. federal	$(0.6)	$(0.7)	$1.0
U.S. state and local	0.8	(0.8)	2.5
Foreign	6.6	8.0	9.9
Total current	6.8	6.5	13.4
Deferred tax (benefit) expense:
U.S. federal	151.5	(24.9)	(36.8)
U.S. state and local	14.9	(2.6)	(3.6)
Foreign	2.1	(0.3)	15.5
Total deferred	168.5	(27.8)	(24.9)
Total provision	$175.3	$(21.3)	$(11.5)

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Deferred income taxes reflect the temporary differences between the asset and liability basis for financial reporting purposes and the amounts used for income tax purposes, at the relevant tax rate. The deferred tax assets and liabilities are comprised of the following:

	2025	2024
Fixed assets and right-of-use assets	$(12.2)	$(15.2)
Intangible assets and goodwill	15.4	0.1
Employee compensation and benefit plans	82.6	77.0
Operating lease liabilities	16.0	17.7
Net operating loss carryforwards	10.3	10.9
Capital loss carryforward	18.2	19.6
Credit carryforwards	240.0	230.6
Other, net	23.1	23.6
Valuation allowance	(230.2)	(34.2)
Net deferred tax assets	$163.2	$330.1
The Company has U.S. work opportunity credit and other general business credit carryforwards of $207.3 million which will expire from 2034 to 2045, foreign tax credit carryforwards of $32.7 million which will expire from 2026 to 2035 and minimal state and foreign credit carryforwards which are either indefinite or will expire from 2026 to 2043. The net tax effect of federal, state and foreign loss carryforwards at year-end 2025 totaled $28.5 million, comprised of $18.2 million of capital loss carryforwards that expire in 2029 and $10.3 million of net operating loss carryforwards of which $8.3 million have no expiration and $2.0 million expire between 2026 and 2045.

The valuation allowance is determined in accordance with the provisions of ASC 740, “Income Taxes,” which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. During 2025, the Company recorded a charge of $197.6 million to establish a valuation allowance for its U.S. general business credit carryforwards and to increase the allowance for its foreign tax credit carryforwards, certain state loss carryforwards, and future deductible items. The allowance on attributes with a limited life was principally due to cumulative losses in recent years, which were driven by goodwill impairment charges. Cumulative losses are a significant piece of negative evidence that limits the ability to consider other evidence, such as projections for future growth. The valuation allowance against U.S. general business credit carryforwards at year-end 2025 is $161.8 million after considering the future deductibility of the credits upon expiration. The foreign tax credit carryforward valuation allowance is $32.7 million at year-end 2025 and $15.0 million at year-end 2024. During 2024, the Company generated a capital loss carryforward as a result of the sale of its EMEA staffing operations. A valuation allowance of $18.2 million is recorded against the capital loss carryforward at year-end 2025 and $19.2 million is recorded at year-end 2024. As of year-end 2024, the Company’s uncertainty in the ability to create future capital gains and its lack of adequate U.S. foreign source income to fully utilize foreign tax credit carryforwards, represented sufficient negative evidence to require a partial valuation allowance under ASC 740. The Company will continue to evaluate the need for valuation allowances against deferred tax assets on a quarterly basis and may adjust the allowance as circumstances change. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support realization of the deferred tax assets.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At year-end 2025, we adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements To Income Tax Disclosures” on a prospective basis. As required by the ASU, the following table presents the differences between income taxes from continuing operations for financial reporting purposes and the U.S. statutory rate of 21% in 2025:

	2025	%
Pretax book income	$(78.8)	—
U.S. federal statutory tax rate	(16.5)	21.0%
Domestic state and local income taxes, net of federal income tax effect	12.4	(15.7)
Foreign tax effects	4.7	(6.0)
Cross-border tax laws	0.7	(0.9)
Tax credits
Work opportunity credits	(7.4)	9.3
Changes in valuation allowance	181.2	(229.9)
Nontaxable and nondeductible items
Life insurance cash surrender value (gain) loss	(7.2)	9.1
Goodwill impairment	6.2	(7.8)
Other	1.1	(1.4)
Unrecognized tax benefits	0.1	(0.1)
Total	$175.3	(222.4)%
For 2025, the majority of the effect of the state and local income tax category was attributable to California, Michigan, New Jersey and Pennsylvania.

The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the differences between income taxes from continuing operations for financial reporting purposes and the U.S. statutory rate of 21% in 2024 and 2023:

	2024	2023
Income tax based on statutory rate	$(4.6)	$5.2
State income taxes, net of federal benefit	(2.7)	(0.9)
Foreign tax rate differential	0.9	4.6
U.S. work opportunity credits	(7.8)	(8.5)
Life insurance cash surrender value	(6.2)	(6.5)
Foreign items	0.3	3.0
Foreign-derived intangible income deduction	(3.0)	(2.3)
Sale of foreign subsidiaries	0.4	—
Foreign business taxes	—	1.1
Change in deferred tax realizability	(0.4)	4.4
Non-deductible expenses	2.1	0.7
Uncertain tax positions	—	(0.3)
Stock compensation	0.4	0.7
Outside basis difference	—	(13.1)
MRP earnout liability revaluation	(0.7)	—
Other	—	0.4
Total	$(21.3)	$(11.5)
The Company's tax benefit or expense is affected by recurring items, such as the amount of pretax income and its mix by jurisdiction, U.S. work opportunity credits and the change in cash surrender value of non-taxable investments in life insurance policies. It is also affected by discrete items that may occur in any given period but are not consistent from period to period, such as tax law changes or changes in judgment regarding the realizability of deferred tax assets.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As noted in the rate reconciliation tables above, several items have contributed to the variance in the Company's income tax expense/benefit over the last three years. 2025 was impacted by $197.6 million of federal and state valuation allowances against U.S. general business credit carryforwards and other deferred tax assets, and a $6.2 million impact from a non-tax deductible goodwill impairment charge. This was offset by a pretax loss, which included an $18.4 million benefit from the impairment of tax-deductible goodwill and a $7.2 million benefit from tax-exempt life insurance cash surrender value gains. 2024 benefited from a pretax loss, which included an $18.4 million benefit from the impairment of tax-deductible goodwill and a $6.2 million benefit from tax-exempt life insurance cash surrender value gains. 2023 benefited from recording a $15.0 million federal and state benefit on the outside basis difference in held for sale assets and a $6.5 million benefit from tax-exempt life insurance cash surrender value gains.

In 2024 and 2023, Foreign items include foreign tax credits, foreign non-deductible expenses and non-taxable income. Foreign business taxes include the French business tax and other taxes based on revenue less certain expenses and are classified as income taxes under ASC 740.

A provision has not been made for additional income taxes on foreign subsidiary undistributed earnings which are indefinitely reinvested. If these earnings were to be repatriated, the Company could be subject to foreign withholding tax, federal and state income tax, net of federal benefit and income taxes on foreign exchange gains or losses, of $5.1 million.

The U.S. work opportunity tax credit program is a temporary provision in the U.S. tax law and expires for employees hired after 2025. While the credit has routinely been extended, it is uncertain whether it will again be extended. In the event the program is not renewed, we will continue to receive credits for qualified employees hired prior to 2026.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing multiple changes to the U.S. tax code. The OBBBA did not have any material impact on the Company’s consolidated financial statements and related disclosures.
The new Organization for Economic Cooperation and Development (“OECD”) Pillar Two global minimum tax rules became effective in 2024 in several jurisdictions in which the Company does business. This did not have a material impact to the Company in 2025 or 2024.
The unrecognized tax benefit is $0.5 million in 2025, $0.5 million in 2024 and $0.6 million in 2023 with immaterial additions and reductions during each period. If recognized, they would have a favorable effect of $0.4 million in 2025, $0.4 million in 2024 and $0.5 million in 2023 on income tax expense.
The Company recognizes both interest and penalties as part of the income tax provision. The Company recognized $0.1 million of expense in 2023, no significant expenses or benefits in 2024, and $0.1 million of expense in 2025 for interest and penalties. Accrued interest and penalties were $0.3 million at year-end 2025 and $0.2 million at year-end 2024.
The Company files income tax returns in the U.S. and in various states and foreign countries. The tax periods open to examination by the major taxing jurisdictions to which the Company is subject include the U.S. for fiscal years 2022 forward, Canada for fiscal years 2018 forward, Puerto Rico for fiscal years 2021 forward, Mexico for fiscal years 2020 forward, and Germany for fiscal years 2010 forward.
The Company and its subsidiaries have various income tax returns in the process of examination. The unrecognized tax benefit and related interest and penalty balances include an insignificant amount for 2025, related to tax positions which are reasonably possible to change within the next twelve months due to income tax audits, settlements and statute expirations.
Income taxes paid (net of refunds received) for the years 2025, 2024 and 2023 were $4.5 million, $10.9 million and $8.9 million, respectively. For 2025, the specific cash taxes paid are as follows, with each state, local and foreign jurisdiction being immaterial:

2025
Federal	$(1.2)
State and local	0.6
Foreign	5.1
Total income taxes paid	$4.5

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Contingencies

The Company is continuously engaged in litigation, threatened litigation, claims, audits or investigations arising in the ordinary course of its business, such as matters alleging employment discrimination, wage and hour violations, claims for indemnification or liability, violations of privacy rights, anti-competition regulations, commercial and contractual disputes and tax-related matters which could result in a material adverse outcome.

The Company records accruals for loss contingencies when the Company believes it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At year-end 2025 and 2024, the gross accrual for litigation costs amounted to $2.8 million and $1.5 million, respectively.

The Company maintains insurance coverage which may cover certain losses. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet. At year-end 2025 and 2024, there were no related insurance receivables.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is zero to $1.8 million. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which the Company is currently able to estimate a range of loss and does not represent the Company's maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss.

While the ultimate outcome of these matters cannot be predicted with certainty, the Company believes that the resolution of any such proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Segment Disclosures
The Company’s operating segments, which also represent its reportable segments, are based on the organizational structure for which financial results are regularly evaluated by the Company’s chief operating decision-maker (“CODM”, the Company’s CEO) to determine resource allocation and assess performance. In the first quarter of 2025, the Company modified its reportable segments. The Company’s three reportable segments: (1) ETM, (2) SET and (3) Education, reflect the specialty services the Company provides to customers and represent how the business is organized internally. Intersegment revenue represents revenue earned between the reportable segments and is eliminated from total segment revenue from services.
The Company combined its former P&I and OCG segments into the ETM segment in the first quarter of 2025, responding to a shift in customer demand toward integrated workforce solutions and enabling a more streamlined and efficient go-to-market approach. The Company also realigned certain customers from the SET segment to the ETM segment to support this integrated strategy. Also in the first quarter of 2025, the Company moved MRP's Sevenstep business from the SET segment to the ETM segment as part of the broader integration of MRP. The 2024 and 2023 ETM and SET segment information has been recast to conform to the new structure.
Prior to 2024, the Company also had an International operating segment. Beginning in the first quarter of 2024, the Company's organizational structure no longer includes the International segment following the sale of the EMEA staffing operations in January 2024. The Company's Mexico operations, which were previously in the Company's International segment, were included in P&I before the first quarter of 2025 and are now included in the ETM segment.
ETM delivers staffing, outcome-based and permanent placement services, providing administrative, accounting and finance, light industrial and contact center staffing and other workforce solutions in the U.S. and Canada, including the Company's KellyConnect and Skilled Professional Solutions products. ETM also provides global talent supply chain and workforce solutions, including MSP, RPO, PPO and executive coaching programs to customers on a global basis and includes the Company's RocketPower and Sevenstep brands. SET provides highly specialized skills to a variety of industries through staffing, outcome-based and permanent placement services. SET is focused on science and clinical research, engineering, technology and telecommunications specialties predominantly in the U.S. and Canada and includes MRP, Softworld, NextGen and Global Technology Associates brands. Education delivers high quality education and therapy services talent through staffing, permanent placement and executive search services to Pre-K-12 school districts and education organizations across the U.S. and includes Teachers On Call, Greenwood/Asher and PTS brands.
The Company utilizes a shared services approach for certain enterprise functions including IT, human resources, legal and finance support in the US and Canada. Expenses incurred to directly support the operating units have been allocated to ETM, SET and Education based on work effort, volume or, in the absence of a readily available measurement process, proportionately based on gross profit realized. Certain expenses related to incentive compensation, law and risk management, certain finance and accounting functions, executive management and corporate campus facilities do not directly benefit a specific operating segment and are not included in the segment results. These costs, as well as costs related to acquisition integration and transformation activities and disposition transition expenses, are included in Corporate expenses in the following tables. In addition to the change in the Company's segment structure in the first quarter of 2025, the Company reassessed the allocation of corporate expenses to the operating segments and allocated additional costs which are attributable to the business from corporate.
In the first quarter of 2024, the Company changed the segment profitability measure from earnings from operations to a business unit profit measure that excludes depreciation and amortization. This change provides management with greater visibility into the financial performance of the segments and how they contribute to the Company's overall performance. The CODM leverages the business unit profit measure during the annual budgeting and forecasting processes, as well as to assess segment profitability, guide resource allocation and evaluate the alignment of compensation plans with strategic goals.
The following tables present information about the reported revenue from services of the Company by reportable segment, along with a reconciliation to earnings (loss) before taxes, for 2025, 2024 and 2023. Asset information by reportable segment is not presented, since the Company does not produce such information internally nor does it use such information to manage its business.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December Year-to-Date 2025
	ETM	SET	Education	Inter-Segment	Total
Revenue from services	$2,005.5	$1,240.4	$1,010.7	$(5.7)	$4,250.9
Cost of services(1)	1,612.7	927.2	863.7	(5.7)	3,397.9
Direct salaries(2)	248.8	182.3	60.8
Other segment expenses(3)	124.2	64.8	40.2
SG&A expenses	373.0	247.1	101.0		721.1
Goodwill impairment charge	—	102.0	—		102.0
Business unit profit (loss)	$19.8	$(35.9)	$46.0		$29.9
Corporate SG&A					(53.8)
Gain on sale of assets					1.0
Gain on sale of EMEA staffing operations					4.1
Depreciation and amortization(4)					(51.0)
Consolidated earnings (loss) from operations					(69.8)
Other income (expense), net					(9.0)
Earnings (loss) before taxes					$(78.8)

	December Year-to-Date 2024
	ETM	SET	Education	Inter-Segment	Total
Revenue from services	$2,196.1	$1,165.7	$972.3	$(2.3)	$4,331.8
Cost of services(1)	1,751.2	867.8	832.5	(2.3)	3,449.2
Direct salaries(2)	254.5	161.5	60.5
Other segment expenses(3)	131.4	65.2	35.4
SG&A expenses	385.9	226.7	95.9		708.5
Goodwill impairment charge	—	72.8	—		72.8
Business unit profit (loss)	$59.0	$(1.6)	$43.9		$101.3
Corporate SG&A					(58.4)
Asset impairment charge					(13.5)
Gain on sale of EMEA staffing operations					1.6
Gain on sale of assets					5.4
Depreciation and amortization(4)					(51.5)
Consolidated earnings (loss) from operations					(15.1)
Other income (expense), net					(6.8)
Earnings (loss) before taxes					$(21.9)

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December Year-to-Date 2023
	ETM	SET	Education	International	Inter-Segment	Total
Revenue from services	$2,214.4	$970.6	$841.9	$812.1	$(3.3)	$4,835.7
Cost of services(1)	1,748.7	723.7	713.2	692.0	(3.3)	3,874.3
Direct salaries(2)	285.3	121.9	59.6	83.6
Other segment expenses(3)	146.9	62.9	32.8	38.4
SG&A expenses	432.2	184.8	92.4	122.0		831.4
Asset impairment charge	2.3	0.1	—	—		2.4
Business unit profit (loss)	$31.2	$62.0	$36.3	$(1.9)		$127.6
Corporate SG&A						(63.2)
Depreciation and amortization(4)						(40.1)
Consolidated earnings from operations						24.3
Other income (expense), net						0.6
Earnings before taxes						$24.9
(1) Cost of services are those costs directly associated with the earning of revenue. The primary examples of these types of costs are temporary employee wages, along with other employee related costs, including associated payroll taxes, temporary employee benefits, such as service bonus, holiday pay, health insurance and workers’ compensation costs. These costs differ fundamentally from SG&A expenses in that they arise specifically from the action of providing the Company's services to customers whereas SG&A costs are incurred regardless of whether or not the Company places temporary employees with the Company's customers.
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
(3) Other segment expenses includes shared services costs for IT, human resources, legal and finance support, other professional services and overhead expenses, facilities and equipment-related costs and operational software licenses.
(4) Represents total company depreciation and amortization of intangibles, including the amortization of hosted software.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Depreciation and amortization expense is included in SG&A expenses in the Company's consolidated statements of earnings. Depreciation and amortization expense amounts below include amortization of hosted software, which are excluded in the presentation of depreciation and amortization in the Company's consolidated statements of cash flows. The depreciation and amortization amounts by segment are as follows:

	2025	2024	2023
Depreciation and amortization:
Enterprise Talent Management	$11.4	$17.6	$14.3
Science, Engineering & Technology	31.2	25.6	15.7
Education	8.4	8.3	7.7
International	—	—	2.4
A summary of revenue from services by geographic area was as follows:

	2025	2024	2023
Revenue from Services:
United States	$3,807.9	$3,876.9	$3,555.8
Foreign	443.0	454.9	1,279.9
Total	$4,250.9	$4,331.8	$4,835.7

Foreign revenue is based on the country in which the legal subsidiary is domiciled. No single foreign country’s revenue represented more than 10% of the consolidated revenues of the Company. No single customer represented more than 10% of the consolidated revenues of the Company.

A summary of long-lived assets information by geographic area was as follows:

	2025	2024
Long-Lived Assets:
United States	$60.1	$70.1
Foreign	3.3	2.8
Total	$63.4	$72.9

Long-lived assets represent property and equipment and ROU assets. No single foreign country’s long-lived assets represented more than 10% of the consolidated long-lived assets of the Company.
20. New Accounting Pronouncements
Recently Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments to enhance income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance for fiscal year 2025 and the adoption did not have a material impact to the Company's consolidated financial statements.
Not Yet Adopted
In December 2025, the FASB issued ASU 2025-11, Interim Reporting, which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendment specifies when an entity is subject to ASC 270, and addresses the form and content of financial statements and interim disclosures requirements. The ASU clarifies that an entity must disclose events since the end of the last annual reporting period that have a material impact. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company does not expect this update to have a material impact to the Company's consolidated financial statements.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
In November 2024, the FASB issued ASU 2024-03, Comprehensive income (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires additional information about certain expense categories in the notes to financial statements. The new guidance will be effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on the Company's consolidated financial statements and related disclosures.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, which modifies several disclosure and presentation requirements in the FASB accounting standard codification to align them with the SEC regulations. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption permitted, by June 30, 2027. For any amendments in which the SEC has not yet removed the applicable requirement from their regulations by June 30, 2027, the pending content of the related amendment in the FASB codification will not be effective. The Company does not expect this update to have a material impact to the Company's consolidated financial statements.
Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company's consolidated financial statements and related disclosures.

21. Related Party Transactions

The Terence E. Adderley Revocable Trust K (“Trust K”), which became irrevocable upon the death of Terence E. Adderley (the former Chairman of the Company's board of directors) on October 9, 2018, controls approximately 92.2% of the outstanding shares of Kelly Class B common stock as of December 28, 2025. There were no material transactions between the Company and Trust K or its trustees in 2025, 2024 or 2023.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
22. Subsequent Event

On January 9, 2026, Trust K notified the Board that it has entered into a definitive share purchase agreement (“Purchase Agreement”) to sell its entire holding, which constitutes 92.2% of the voting Class B common stock, to Hunt Equity Opportunities, LLC (“Hunt Equity”) for a purchase price of $106.0 million. This Purchase Agreement also includes an additional cash payment, by Hunt Equity, of $15.2 million if the Company achieves a market capitalization of at least $1.2 billion within the 48-month period following the closing. The Company's Class B common stock is the only class of stock entitled to voting rights. As of December 28, 2025, Trust K represented voting control of the Company. Upon completion of the transaction, Hunt Equity will acquire voting control of the Company.

On January 11, 2026, the Board of Directors (“Board”) of the Company approved the adoption of a shareholders rights plan (“Rights Plan”). The Rights Plan was adopted to provide the Board sufficient time to evaluate the terms of the proposed transaction and the plans or proposals of the purchaser, and to consider the best interests of all stockholders.

On January 29, 2026, the Board approved Amendment No. 1 to the Rights Plan, effective January 30, 2026. The Amendment, among other things, exempts the Hunt Equity purchase of shares from Trust K as a triggering event under the Rights Plan and provides that the Rights Plan expires immediately prior to the close of the transaction.

On January 30, 2026, the Company entered into a letter agreement (the “Agreement”) with Hunt Equity to provide for the amendment and expiration of the previously announced Rights Plan, and for certain conduct and approval covenants related to Kelly’s governance and transaction evaluation processes. Thereafter, Trust K closed a transaction with Hunt Equity, pursuant to which Hunt Equity acquired 3,039,940 shares of Class B Common Stock of the Company from Trust K, causing Hunt Equity to become the controlling stockholder of the Company with 92.2% of the Class B Common Stock.

Also pursuant to the Agreement, the Company announced changes to the composition of the Board. Effective January 30, 2026, and until the Company’s 2026 Annual Meeting of Stockholders, the Board is composed of four designees from Hunt Equity, Chris Hunt, Angela Brock-Kyle, Edward Escudero, and James K. Hunt; Chris Layden, the Company’s Chief Executive Officer; and three directors serving on the Board as of the Agreement date, Robert S. Cubbin, Amala Duggirala, and Leslie A. Murphy. Chris Hunt serves as Chairman of the Board. In connection with these changes, Terrence B. Larkin, Gerald S. Adolph, George S. Corona, InaMarie F. Johnson, and Peter W. Quigley resigned from the Board, effective January 30, 2026.

In connection with the transaction above, on January 27, 2026, the Company entered into an agreement with its lenders to amend and restate the Facility. Additionally, the Company and the Receivables Entity amended the Receivables Purchase Agreement related to the Securitization Facility. Both amendments modified the credit agreements so that the closing of the transaction pursuant to the Purchase Agreement will not, in and of itself, constitute a Change in Control under the Credit Agreement. Except as expressly modified by the amendments, the terms of the credit agreements remain unchanged and in full force and effect.

On February 10, 2026, the Company’s Board declared a dividend of $0.075 per share. The dividend is payable on March 11, 2026, to stockholders of record as of the close of business on February 25, 2026.

KELLY SERVICES, INC. AND SUBSIDIARIES
 SCHEDULE II - VALUATION RESERVES

Valuation allowance for deferred tax assets for the years-ended 2025, 2024 and 2023:

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Currency exchange effects	Deductions from reserves	Balance at end of year
2025	$34.2	$197.0	$—	$—	$(1.0)	$230.2
2024	60.5	0.6	(24.4)	—	(2.5)	34.2
2023	34.0	40.9	—	0.6	(15.0)	60.5

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATION S-K

Exhibit No.	Description

4.1	Stockholder Rights Plan, dated as of January 11, 2026, by Kelly Services, Inc. (Reference is made to Exhibit 4.1 to the Form 8-A filed with the Commission on January 12, 2026, which is incorporated herein by reference).

4.1.2	Amendment No. 1 to Stockholder Rights Plan, dated as of January 30, 2026, by Kelly Services, Inc. (Reference is made to Exhibit 4.1 to the Form 8-K filed with the Commission on January 30, 2026, which is incorporated herein by reference).

10.1.2	Letter Agreement, dated as of January 30, 2026, by and between Kelly Services, Inc. and Hunt Equity Opportunities, LLC (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on January 30, 2026, which is incorporated herein by reference).

10.1.3*	Severance Agreement and Release between Kelly Services, Inc. and Daniel H. Malan (Reference is made to Exhibit 10.1 to the Form 8-K/A filed with the Commission on December 12, 2025, which is incorporated herein by reference).

10.1.4*	Separation and Transition Advisory Services Agreement between Kelly Services, Inc. and Peter Quigley (Reference is made to Exhibit 10.1 to the Form 8-K/A filed with the Commission on November 14, 2025, which is incorporated herein by reference).

10.1.5*	Offer Letter between Kelly Services, Inc. and Christopher Layden (Reference is made to Exhibit 10.1 to the Form 8-K/A filed with the Commission on August 7, 2025, which is incorporated herein by reference).

10.1.6*	Kelly Services, Inc. 2025 Equity Incentive Plan (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on May 9, 2025, which is incorporated herein by reference).

10.2.1	Registration Rights Agreement, dated as of January 30, 2026, by and between Kelly Services, Inc. and Hunt Equity Opportunities, LLC (Reference is made to Exhibit 10.2 to the Form 8-K filed with the Commission on January 30, 2026, which is incorporated herein by reference).

10.3.1	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of January 27, 2026, among Kelly Services, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (Reference is made to Exhibit 10.3 to the Form 8-K filed with the Commission on January 30, 2026, which is incorporated herein by reference).

10.4.1	First Amended and Restated Receivables Purchase Agreement Amendment No. 5, dated as of January 27, 2026, among Kelly Receivables Funding, LLC, as Seller, Kelly Services, Inc., as Servicer, and PNC Bank, National Association, as Administrator for each Purchaser Group, as Purchaser Agent for the PNC Purchaser Group, as a Related Committed Purchaser, as LC Bank, and as an LC Participant (Reference is made to Exhibit 10.4 to the Form 8-K filed with the Commission on January 30, 2026, which is incorporated herein by reference).

2.1	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Kelly Services Management Sarl, dated as of November 2, 2023, by the Company, Gi Group Holdings S.P.A. and Familia S.R.L. (Reference is made to Exhibit 2.1 to the Form 10-K filed with the Commission on February 20, 2024, which is incorporated herein by reference).

2.2	Amended and Restated Agreement and Plan of Merger by and among MRP Topco Inc., Kelly Services, Inc., MRP Merger Sub, Inc. and Littlejohn Fund V, L.P., as the securityholders' representative dated as of May 30, 2024 (Reference is made to Exhibit 2.2 to the Form 10-Q filed with the Commission on August 8, 2024, which is incorporated herein by reference).

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATION S-K (continued)
Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, effective May 14, 2024 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on May 14, 2024, which is incorporated herein by reference).

3.2	By-laws, effective November 6, 2018 (Reference is made to Exhibit 3.1 to the Form 8-K/A filed with the Commission on April 17, 2019, which is incorporated herein by reference).

4	Description of Securities (Reference is made to Exhibit 4 to the Form 10-K filed with the Commission on February 13, 2020, which is incorporated herein by reference).

10.1*	Kelly Services, Inc. Short-Term Incentive Plan, as amended and restated January 1, 2020 (Reference is made to Exhibit 10.1 to the Form 10-K filed with the Commission on February 18, 2021, which is incorporated herein by reference).

10.3*	Kelly Services, Inc. Amended and Restated Senior Executive Severance Plan (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on May 4, 2021, which is incorporated herein by reference).

10.4*	Kelly Services, Inc. Non-Employee Directors Deferred Compensation Plan (Reference is made to Exhibit 10.4 to the Form 10-K filed with the Commission on February 20, 2018, which is incorporated herein by reference).

10.5*	First Amendment to the Kelly Services, Inc. Non-Employee Directors Deferred Compensation Plan (Reference is made to Exhibit 10.5 to the Form 10-K filed with the Commission on February 13, 2020, which is incorporated herein by reference).

10.6	Third Amendment to Third Amended and Restated Credit Agreement, dated May 29, 2024 (Reference is made to Exhibit 10.6 to the Form 8-K filed with the Commission on June 3, 2024, which is incorporated herein by reference).

10.8*	Employment Agreement between Kelly Services Management Sarl and Olivier Thirot (Reference is made to Exhibit 10.8 to the Form 10-K filed with the Commission on February 20, 2024, which is incorporated herein by reference).

10.8.1*	Termination Agreement dated as of September 18, 2024 between Kelly Services Outsourcing and Consulting Group Sàrl and Olivier Thirot (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on September 20, 2024, which is incorporated herein by reference).

10.10*	Offer Letter between Kelly Services, Inc. and Troy R. Anderson (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on September 12, 2024, which is incorporated herein by reference).

10.12*	Kelly Services, Inc. Management Retirement Plan as amended and restated January 1, 2020 (Reference is made to Exhibit 10.12 to the Form 10-K filed with the Commission on February 18, 2021, which is incorporated herein by reference).

10.14	Amendment to Amended and Restated Pledge and Security Agreement, dated May 29, 2024 (Reference is made to Exhibit 10.14 to the Form 8-K filed with the Commission on June 3, 2024, which is incorporated herein by reference).

10.15	First Amended and Restated Receivables Purchase Agreement Amendment No. 4, dated May 29, 2024 (Reference is made to Exhibit 10.15 to the Form 8-K filed with the Commission on June 3, 2024, which is incorporated herein by reference).

14	Code of Business Conduct and Ethics, revised August 2025.

INDEX TO EXHIBITS REQUIRED BY ITEM 601 REGULATION S-K (continued)
Exhibit No.	Description

19	Kelly Services, Inc. Insider Trading Compliance Policy & Section 16 Compliance Procedures.

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Kelly Services, Inc. Incentive Compensation Recovery (“Clawback”) Policy as amended and restated effective as of October 2, 2023 (Reference is made to Exhibit 97 to the Form 10-K filed with the Commission on February 20, 2024, which is incorporated herein by reference).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2026		KELLY SERVICES, INC.
Registrant

	By	/s/ Troy R. Anderson
Troy R. Anderson
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 12, 2026	*	/s/ C. D. Layden
C. D. Layden
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 12, 2026	*	/s/ J. C. Hunt
J. C. Hunt
Chairman of the Board and Director

Date: February 12, 2026	*	/s/ A. Brock-Kyle
A. Brock-Kyle
Director

Date: February 12, 2026	*	/s/ R. S. Cubbin
R. S. Cubbin
Director

Date: February 12, 2026	*	/s/ A. Duggirala
A. Duggirala
Director

Date: February 12, 2026	*	/s/ E. Escudero
E. Escudero
Director

Date: February 12, 2026	*	/s/ J. K. Hunt
J. K. Hunt
Director

Date: February 12, 2026	*	/s/ L. A. Murphy
L. A. Murphy
Director

SIGNATURES (continued)

Date: February 12, 2026		/s/ T. R. Anderson
T. R. Anderson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 12, 2026		/s/ N. A. Zuhlke
N. A. Zuhlke
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 12, 2026	*By	/s/ T. R. Anderson
T. R. Anderson
Attorney-in-Fact