Form 10-Q
period 2026-03-29
KELLY SERVICES INC
filed 2026-05-07
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
OR
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
Yes ☐ No ☒
At April 27, 2026, 31,373,149 shares of Class A and 3,296,041 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share data)

	13 Weeks Ended
	March 29, 2026	March 30, 2025
Revenue from services	$1,040.7	$1,164.9
Cost of services	844.3	928.4
Gross profit	196.4	236.5
Selling, general and administrative expenses	199.3	225.7
Asset impairment charge	2.2	—
Earnings (loss) from operations	(5.1)	10.8
Other income (expense), net	(1.6)	(3.2)
Earnings (loss) before taxes	(6.7)	7.6
Income tax expense (benefit)	(0.8)	1.8
Net earnings (loss)	$(5.9)	$5.8

Basic earnings (loss) per share	$(0.17)	$0.16
Diluted earnings (loss) per share	$(0.17)	$0.16

Average shares outstanding:
Basic	34.4	35.0
Diluted	34.4	35.5
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	13 Weeks Ended
	March 29, 2026	March 30, 2025
Net earnings (loss)	$(5.9)	$5.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $0.2 and tax benefit of $0.0, respectively	(1.2)	1.3
Less: Reclassification adjustments included in net earnings	—	—
Foreign currency translation adjustments	(1.2)	1.3
Other comprehensive income (loss)	(1.2)	1.3
Comprehensive income (loss)	$(7.1)	$7.1

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions)

	March 29, 2026	December 28, 2025
Current Assets
Cash and equivalents	$25.6	$33.0
Trade accounts receivable, less allowances of $10.8 and $10.0, respectively	1,216.0	1,188.7
Prepaid expenses and other current assets	57.2	46.6
Total current assets	1,298.8	1,268.3

Noncurrent Assets
Property and equipment, net	18.8	20.5
Operating lease right-of-use assets	37.6	42.9
Deferred taxes	158.2	163.2
Retirement plan assets	283.0	289.7
Goodwill	202.1	202.1
Intangibles, net	218.8	226.2
Other assets	37.7	37.7
Total noncurrent assets	956.2	982.3
Total Assets	$2,255.0	$2,250.6

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$621.6	$631.4
Operating lease liabilities	11.4	12.3
Accrued payroll and related taxes	147.2	140.9
Accrued workers' compensation and other claims	21.3	20.9
Income and other taxes	17.1	16.3
Total current liabilities	818.6	821.8

Noncurrent Liabilities
Long-term debt	130.5	101.9
Operating lease liabilities	42.0	44.9
Accrued workers' compensation and other claims	34.7	34.2
Accrued retirement benefits	253.6	263.7
Other long-term liabilities	7.1	7.6
Total noncurrent liabilities	467.9	452.3
Commitments and contingencies (see Contingencies footnote)

Stockholders' Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 million shares authorized; 35.2 million shares issued at 2026 and 2025	35.2	35.2
Class B common stock, 10.0 million shares authorized; 3.3 million shares issued at 2026 and 2025	3.3	3.3
Treasury stock, at cost
Class A common stock, 3.9 million shares at 2026 and 4.3 million shares at 2025	(56.1)	(63.1)
Class B common stock	(0.6)	(0.6)
Paid-in capital	31.1	36.3
Earnings invested in the business	956.5	965.1
Accumulated other comprehensive income (loss)	(0.9)	0.3
Total stockholders' equity	968.5	976.5
Total Liabilities and Stockholders' Equity	$2,255.0	$2,250.6

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

						Earnings Invested in the Business	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Paid-in Capital
	Class A	Class B	Class A	Class B
Balance at December 28, 2025	$35.2	$3.3	$(63.1)	$(0.6)	$36.3	$965.1	$0.3	$976.5
Net issuance of stock awards	—	—	7.0	—	(5.2)	—	—	1.8
Net income (loss)	—	—	—	—	—	(5.9)	—	(5.9)
Dividends	—	—	—	—	—	(2.7)	—	(2.7)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1.2)	(1.2)
Balance at March 29, 2026	$35.2	$3.3	$(56.1)	$(0.6)	$31.1	$956.5	$(0.9)	$968.5

Balance at December 29, 2024	$35.2	$3.3	$(60.8)	$(0.6)	$34.2	$1,230.2	$(6.9)	$1,234.6
Net issuance of stock awards	—	—	5.3	—	(3.7)	—	—	1.6
Net income (loss)	—	—	—	—	—	5.8	—	5.8
Dividends	—	—	—	—	—	(2.8)	—	(2.8)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1.3	1.3
Balance at March 30, 2025	$35.2	$3.3	$(55.5)	$(0.6)	$30.5	$1,233.2	$(5.6)	$1,240.5

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	13 Weeks Ended
	March 29, 2026	March 30, 2025
Cash flows from operating activities:
Net earnings (loss)	$(5.9)	$5.8
Adjustments to reconcile net earnings to net cash from operating activities:
Asset impairment charge	2.2	—
Deferred income taxes	5.0	(0.8)
Depreciation and amortization	9.9	11.0
Operating lease asset amortization	2.6	2.6
Provision for credit losses and sales allowances	1.2	3.0
Stock-based compensation	3.4	3.7
Other, net	0.3	(0.3)
Changes in operating assets and liabilities
Accounts receivable	(26.3)	10.5
Other assets	(4.5)	0.6
Accounts payable	(7.3)	(24.2)
Other liabilities	(6.0)	12.0
Net cash (used in) from operating activities	(25.4)	23.9

Cash flows from investing activities:
Capital expenditures	(1.1)	(2.5)
Proceeds from sale of PersolKelly investment	—	6.4
Other investing activities	(0.1)	(0.7)
Net cash (used in) from investing activities	(1.2)	3.2

Cash flows from financing activities:
Proceeds from long-term debt	389.5	412.3
Payments on long-term debt	(360.9)	(447.1)
Dividend payments	(2.7)	(2.8)
Payments of tax withholding for stock awards	(1.4)	(1.8)
Other financing activities	(0.3)	(0.1)
Net cash from (used in) financing activities	24.2	(39.5)

Effect of exchange rates on cash, cash equivalents and restricted cash	(5.8)	1.3
Net change in cash, cash equivalents and restricted cash	(8.2)	(11.1)
Cash, cash equivalents and restricted cash at beginning of period	37.7	45.6
Cash, cash equivalents and restricted cash at end of period (1)	$29.5	$34.5

KELLY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in millions)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in the Company's consolidated balance sheets:

	13 Weeks Ended
	March 29, 2026	March 30, 2025
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$25.6	$28.2
Restricted cash included in prepaid expenses and other current assets	0.2	0.4
Noncurrent assets:
Restricted cash included in other assets	3.7	5.9
Cash, cash equivalents and restricted cash at end of period	$29.5	$34.5

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In millions, except share and per share data)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 28, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2026 (the 2025 consolidated financial statements). There were no changes in accounting policies from those disclosed in the Form 10-K. The Company’s first fiscal quarter ended on March 29, 2026 and March 30, 2025, each of which contained 13 weeks.

Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation, as discussed in the Revenue and Segment Disclosures footnotes. All amounts are reported in millions except for share and per share data.

2. Revenue

Revenue Disaggregated by Service Type

Kelly has three operating segments: Enterprise Talent Management (“ETM”), Science, Engineering & Technology (“SET”), and Education. In the first quarter of 2026, the Company aligned government customers from the ETM segment to the SET segment to better position the services within the Company’s segment structure (see Segment Disclosures footnote). The Company's segments deliver talent through staffing services, permanent placement or outcome-based services. The Company's ETM segment also delivers talent solutions including managed service provider (“MSP”), payroll process outsourcing (“PPO”), and recruitment process outsourcing (“RPO”). The 2025 ETM and SET segment information has been recast to conform to the new alignment.

The following tables present the Company's segment revenues disaggregated by service type:

	First Quarter 2026
	Staffing Services	Outcome-based Services	Talent Solutions	Permanent Placement	Total
Enterprise Talent Management	$229.3	$106.8	$121.3	$1.8	$459.2
Science, Engineering & Technology	168.6	112.2	—	8.4	289.2
Education	293.4	—	—	0.7	294.1
Total Segment Revenue	$691.3	$219.0	$121.3	$10.9	$1,042.5
Intersegment					(1.8)
Total Revenue from Services					$1,040.7

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	First Quarter 2025

	Staffing Services	Outcome-based Services	Talent Solutions	Permanent Placement	Total
Enterprise Talent Management	$275.8	$133.2	$117.8	$2.3	$529.1
Science, Engineering & Technology	209.8	109.4	—	8.1	327.3
Education	307.9	—	—	1.1	309.0
Total Segment Revenue	$793.5	$242.6	$117.8	$11.5	$1,165.4
Intersegment					(0.5)
Total Revenue from Services					$1,164.9

Revenue Disaggregated by Geography

The Company's operations are subject to different economic and regulatory environments depending on geographic location. The Company's Education segment operates in the Americas region, the SET segment operates in the Americas and Europe regions, and the ETM segment operates in the Americas, Europe and Asia-Pacific regions.

The table below presents the Company's revenues disaggregated by geography:

	First Quarter
	2026	2025
Americas
United States	$938.6	$1,056.6
Other	74.3	83.3
Total Americas Region	1,012.9	1,139.9
Total Europe Region	12.2	9.6
Total Asia-Pacific Region	15.6	15.4
Total Kelly Services, Inc.	$1,040.7	$1,164.9

3. Credit Losses

The rollforward of the Company's allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheets, is as follows:

	First Quarter
	2026	2025
Allowance for credit losses:
Beginning balance	$6.4	$4.9
Current period provision	0.4	2.3
Write-offs	(0.8)	(0.2)
Ending balance	$6.0	$7.0

Write-offs are presented net of recoveries, which were not material for first quarter-end 2026 or 2025. No other allowances related to other receivables were material as of first quarter-end 2026 or 2025.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
4. Fair Value Measurements

Trade accounts receivable, short-term borrowings, accounts payable, accrued liabilities and accrued payroll and related taxes approximate their fair values due to the short-term maturities of these assets and liabilities. Long-term debt is related to revolving credit agreements, and their carrying values approximate fair value as the interest rates are variable and reflect current market rates.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of first quarter-end 2026 and year-end 2025 in the consolidated balance sheets by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs. There were no transfers between Level 1, Level 2, and Level 3 assets or liabilities in the first quarter of 2026 or 2025.

	As of First Quarter-End 2026
Description	Total	Level 1	Level 2	Level 3
Money market funds	$3.7	$3.7	$—	$—
Total assets at fair value	$3.7	$3.7	$—	$—

EMEA staffing indemnification	$(1.4)	$—	$—	$(1.4)
Brazil indemnification	(0.9)	—	—	(0.9)
Total liabilities at fair value	$(2.3)	$—	$—	$(2.3)

	As of Year-End 2025
Description	Total	Level 1	Level 2	Level 3
Money market funds	$4.7	$4.7	$—	$—
Total assets at fair value	$4.7	$4.7	$—	$—

EMEA staffing indemnification	$(1.4)	$—	$—	$(1.4)
Brazil indemnification	(0.9)	—	—	(0.9)
Total liabilities at fair value	$(2.3)	$—	$—	$(2.3)

Money Market Funds

Money market funds represent investments in money market funds that hold government securities, all of which are restricted as of first quarter-end 2026 and year-end 2025, and are included in other assets in the consolidated balance sheets. These restricted funds represent cash balances that are required to be maintained to fund disability claims in California. The valuations of money market funds are based on quoted market prices of those accounts as of the respective period end.

Indemnification Liabilities

As of first quarter-end 2026, the Company’s indemnification liabilities totaled $2.3 million, consisting of $1.4 million related to the January 2024 sale of the EMEA staffing operations, with $0.1 million in accounts payable and accrued liabilities and $1.3 million in other long-term liabilities, and $0.9 million related to the 2020 sale of the Brazil operations included in other long-term liabilities in the consolidated balance sheet. These balances are unchanged from year-end 2025. No payments were made under either indemnification agreement during the first quarter of 2026, and the impact of remeasurement adjustments and foreign currency exchange rate fluctuations was not significant. These liabilities are classified as Level 3 and remeasured on a recurring basis using discounted probability-weighted cash flows, with changes recognized in earnings.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Equity Investment Without Readily Determinable Fair Value

As of first quarter-end 2026, the Company holds an equity investment without a readily determinable fair value, measured under the measurement alternative, with a carrying value of $3.5 million included in other assets in the consolidated balance sheet. No impairment indicators were identified and no observable price changes occurred during the first quarter of 2026.

5. Integration, Realignment and Restructuring

2026 Actions

As a continuation of the efforts announced in 2025, integration and realignment costs for the first quarter of 2026 consisted of $3.5 million of IT-related charges, $0.3 million of severance and $0.9 million of fees and other costs to execute the initiatives. The integration and realignment costs are recorded in SG&A expenses in the consolidated statements of earnings and are shown in the table below.

	First Quarter 2026
	IT-related Charges	Severance	Fees and Other	Total
Science, Engineering & Technology	$—	$0.2	$0.1	$0.3
Education	—	0.1	—	0.1
Corporate	3.5	—	0.8	4.3
Total	$3.5	$0.3	$0.9	$4.7

Additionally, in the first quarter of 2026, the Company recognized an impairment charge of $2.2 million for certain right-of-use assets related to the Company’s ongoing realignment of its lease portfolio and was recorded in the asset impairment charge in the consolidated statements of earnings.

2025 Actions

In the first quarter of 2025, the Company launched various initiatives aimed at integrating MRP and other prior acquisitions, combining operating segments, and further aligning processes and technology across the Company. For the first quarter of 2025, integration and realignment costs consisted of $5.3 million of IT-related charges, $4.4 million of severance and $1.0 million of fees and other costs to execute the initiatives. The integration and realignment costs are recorded in SG&A expenses in the consolidated statements of earnings and are shown in the table below.

	First Quarter 2025
	IT-related Charges	Severance	Fees and Other	Total
Enterprise Talent Management	$—	$2.7	$—	$2.7
Science, Engineering & Technology	—	1.1	—	1.1
Corporate	5.3	0.6	1.0	6.9
Total	$5.3	$4.4	$1.0	$10.7

6. Debt

On January 27, 2026, the Company amended and restated its revolving credit facility (the “Facility”) and its Receivables Purchase Agreement related to its securitization facility (the “Securitization Facility”) solely to provide that the closing of the Hunt Equity Opportunities, LLC (“Hunt Equity”) purchase of the Company's Class B common stock would not constitute a change in control under either agreement (see Related Party Transactions footnote). No other terms were modified.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Revolving Credit Facility

The Company has a $150.0 million, five-year revolving credit facility, with a termination date of May 29, 2029. The Facility is available to be used to fund working capital, acquisitions and general corporate needs. The Facility is secured by certain assets of the Company, excluding U.S. trade accounts receivable.

At the end of the first quarter of 2026 and at year-end 2025, there were no long-term borrowings under the Facility and a remaining borrowing capacity of $150.0 million. To maintain availability of the funds, the Company pays a facility fee on the full amount of the Facility, regardless of usage. The facility fee varies based on the Company’s leverage ratio as defined in the agreement. The Facility, which contains a cross-default clause that could result in termination if defaults occur under the Company's other loan agreements, had a facility fee of 15.0 basis points at the end of the first quarter of 2026 and at year-end 2025. The Facility’s financial covenants and restrictions are described below, all of which were met at the end of the first quarter of 2026:

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

Securitization Facility

The Company has a Receivables Purchase Agreement with Kelly Receivables Funding, LLC, a wholly owned bankruptcy remote special purpose subsidiary of the Company (the “Receivables Entity”), related to its $250.0 million, three-year, Securitization Facility. The Receivables Purchase Agreement will terminate May 28, 2027, unless terminated earlier pursuant to its terms.

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

At the end of the first quarter of 2026, the Securitization Facility had $130.5 million of long-term borrowings, SBLCs of $42.6 million related to workers’ compensation and a remaining borrowing capacity of $76.9 million. The rate for these borrowings includes the adjusted daily SOFR plus a 0.10% margin and a 1.10% utilization rate on the amount of the Company's borrowings. The rate for the SBLCs of 1.10% represents a utilization rate on the outstanding balance. In addition, the Company pays a commitment fee of 40.0 basis points on the unused capacity. At year-end 2025, the Securitization Facility had $101.9 million of long-term borrowings, SBLCs of $42.6 million related to workers’ compensation and a remaining borrowing capacity of $105.5 million.

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

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Local Credit Facilities

The Company had total unsecured, uncommitted short-term local credit facilities of $3.1 million at the end of the first quarter of 2026. The Company had no borrowings under these lines at the end of the first quarter of 2026 and at year-end 2025.

7. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the first quarter of 2026 and 2025 are included in the table below.

	First Quarter
	2026	2025
Foreign currency translation adjustments:
Beginning balance	$0.3	$(6.9)
Other comprehensive income (loss) before reclassifications	(1.2)	1.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Net current-period other comprehensive income (loss)	(1.2)	1.3
Ending balance	(0.9)	(5.6)
Total accumulated other comprehensive income (loss)	$(0.9)	$(5.6)

8. Earnings (Loss) Per Share

The reconciliation of basic and diluted earnings (loss) per share on common stock for the first quarter of 2026 and 2025 is as follows:

	First Quarter
	2026	2025
Net earnings (loss)	$(5.9)	$5.8
Less: earnings allocated to participating securities	—	(0.2)
Net earnings (loss) available to common shareholders	$(5.9)	$5.6

Average common shares outstanding (millions):
Basic	34.4	35.0
Dilutive share awards	—	0.5
Diluted	34.4	35.5

Basic earnings (loss) per share	$(0.17)	$0.16
Diluted earnings (loss) per share	$(0.17)	$0.16

Due to the Company’s net loss in the first quarter of 2026, potentially dilutive share awards outstanding, primarily related to non-employee directors deferred compensation plan and performance shares (see Stock-Based Compensation footnote for a description of performance shares), of 0.5 million had an anti-dilutive effect on diluted earnings per share and were excluded from the computation. Potentially dilutive shares outstanding for the first quarter of 2025 were primarily related to deferred common stock associated with the non-employee directors deferred compensation plan and performance shares. Dividends paid per share for Class A and Class B common stock were $0.075 for the first quarter of 2026 and 2025.

In November 2024, the Company's board of directors authorized a $50.0 million Class A share repurchase program that expires on December 2, 2026. During the first quarter of 2026 and 2025, the Company did not repurchase any Class A shares under the repurchase program. A total of $30.0 million remained available under the share repurchase program as of first quarter-end 2026.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
9. Stock-Based Compensation

For the first quarter of 2026, the Company recognized stock compensation expense of $3.4 million and a related tax benefit of $0.1 million. For the first quarter of 2025, the Company recognized stock compensation expense of $3.7 million and a related tax benefit of $0.3 million.

Restricted Stock

A summary of the status of nonvested restricted stock as of first quarter-end 2026 and changes during this period is presented as follows below (in thousands of shares except per share data).

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2025	1,329	$15.72
Granted	1,093	10.42
Vested	(352)	16.77
Forfeited	(111)	15.21
Nonvested at first quarter-end 2026	1,959	$12.60

Performance Shares

2026 Grant

During the first quarter of 2026, the Company granted performance share awards associated with the Company’s Class A common stock to certain senior officers. The payment of performance share awards is contingent upon the achievement of a specific EBITDA margin performance goal with a relative revenue growth modifier over a stated period of time. The maximum number of performance shares that may be earned is 200% of the target shares originally granted. These awards have three one-year performance periods: 2026, 2027 and 2028, with the payout for each performance period based on separate financial measure goals that are set in February of each of the three performance periods. Earned shares during each performance period will cliff vest in February 2029 after approval of the financial results by the Compensation Committee, if not forfeited by the recipient. No dividends are paid on these performance shares.

A summary of the status of all nonvested performance shares at target as of first quarter-end 2026 and changes during this period is presented as follows below (in thousands of shares except per share data). The vesting adjustment in the table below represents a portion of the 2023 performance shares that did not vest because actual achievement was below the threshold level or was not achieved, and resulted in no payout.

	Performance Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2025	616	$15.00
Granted	476	9.60
Vested	(167)	16.31
Forfeited	(31)	10.30
Vesting adjustment	(33)	15.18
Nonvested at first quarter-end 2026	861	$11.10

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
10. Other Income (Expense), Net

Included in other income (expense), net are the following:

	First Quarter
	2026	2025
Interest income	$0.4	$0.8
Interest expense	(2.0)	(4.0)
Other income (expense), net	$(1.6)	$(3.2)

11. Income Taxes

Income tax benefit was $0.8 million for the first quarter of 2026 and income tax expense was $1.8 million for the first quarter of 2025. The variance was driven by changes in pretax income and the benefit of work opportunity tax credits in the first quarter of 2025.

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

As of year-end 2025, the Company has recorded valuation allowances against its U.S. general business credit carryforwards, foreign tax credit carryforwards, certain loss carryforwards, and future deductible items. The Company will continue to evaluate the need for valuation allowances against deferred tax assets on a quarterly basis and may adjust the allowance as circumstances change. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support realization of the deferred tax assets.

The work opportunity credit program is a temporary provision in the U.S. tax law and has expired for employees hired after 2025. While the work opportunity credit has routinely been extended, it is uncertain whether it will again be extended. In the event the program is not renewed, the Company will continue to receive credits for qualified employees hired prior to 2026.

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

The Company records accruals for loss contingencies when the Company believes it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At first quarter-end 2026 and year-end 2025, the gross accrual for litigation costs amounted to $2.3 million and $2.8 million, respectively.

The Company maintains insurance coverage which may cover certain losses. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet. At first quarter-end 2026 and year-end 2025, there were no related insurance receivables.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is zero to $1.9 million as of first quarter-end 2026. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
has not been accrued. The aggregate range only represents matters in which the Company is currently able to estimate a range of loss and does not represent the maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss.

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

In the first quarter of 2026, the Company aligned government customers from the ETM segment to the SET segment to better position the services within the Company’s segment structure. The 2025 ETM and SET segment information has been recast to conform to the new alignment.

The following tables present information about the reported revenue from services of the Company by reportable segment, along with a reconciliation to earnings before taxes, for the first quarter of 2026 and 2025. Asset information by reportable segment is not presented since the Company does not produce such information internally nor does it use such information to manage its business.

	First Quarter 2026
	ETM	SET	Education	Inter-Segment	Total
Revenue from services	$459.2	$289.2	$294.1	$(1.8)	$1,040.7
Cost of services(1)	373.6	217.4	255.1	(1.8)	844.3
Gross profit	85.6	71.8	39.0	—	196.4
Direct salaries(2)	59.6	40.5	16.6
Other segment expenses(3)	27.3	17.1	10.1
SG&A expenses	86.9	57.6	26.7	—	171.2
Asset impairment charge	—	2.2	—		2.2
Business unit profit (loss)	$(1.3)	$12.0	$12.3	$—	$23.0
Corporate SG&A					(16.4)
Depreciation and amortization(4)					(11.7)
Consolidated earnings (loss) from operations					(5.1)
Other income (expense), net					(1.6)
Earnings (loss) before taxes					$(6.7)

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	First Quarter 2025
	ETM	SET	Education	Inter-Segment	Total
Revenue from services	$529.1	$327.3	$309.0	$(0.5)	$1,164.9
Cost of services(1)	421.8	244.3	262.8	(0.5)	928.4
Gross profit	107.3	83.0	46.2	—	236.5
Direct salaries(2)	68.3	50.8	16.4
Other segment expenses(3)	32.7	18.3	10.5
SG&A expenses	101.0	69.1	26.9	—	197.0
Business unit profit (loss)	$6.3	$13.9	$19.3	$—	$39.5
Corporate SG&A					(15.9)
Depreciation and amortization(4)					(12.8)
Consolidated earnings (loss) from operations					10.8
Other income (expense), net					(3.2)
Earnings (loss) before taxes					$7.6

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

	First Quarter
	2026	2025
Depreciation and amortization:
Enterprise Talent Management	$2.2	$3.2
Science, Engineering & Technology	7.4	7.5
Education	2.1	2.1

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
14. New Accounting Pronouncements

Recently Adopted

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU allows for a practical expedient to be used when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under Topic 606. The new guidance was effective for annual periods beginning after December 15, 2025, with early adoption permitted. This ASU applies to trade accounts receivable and may have an impact on the calculation of the allowance for uncollectible accounts receivable. The Company adopted this guidance in the first quarter of 2026 and the adoption did not have a material impact to the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU 2025-11, Interim Reporting, which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendment specifies when an entity is subject to ASC 270, and addresses the form and content of financial statements and interim disclosure requirements. The ASU clarifies that an entity must disclose events since the end of the last annual reporting period that have a material impact. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company does not expect this update to have a material impact to the Company's consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other - Internal-Use Software (Subtopic 350-40). This ASU simplifies and modernizes guidance for internal-use software by clarifying capitalization thresholds, improving comparability and reducing judgment diversity across all software development methodologies. This ASU is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires additional information about certain expense categories in the notes to the financial statements. The new guidance will be effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements and related disclosures.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, which modifies several disclosure and presentation requirements in the FASB Accounting Standard Codification to align them with SEC regulations. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption permitted by June 30, 2027. For any amendments in which the SEC has not yet removed the applicable requirement from its regulations by June 30, 2027, the pending content of the related amendment in the FASB codification will not be effective. The Company does not expect this update to have a material impact to the Company’s consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company's consolidated financial statements and related disclosures.

15. Related Party Transactions

On January 9, 2026, the Terence E. Adderley Revocable Trust K (“Trust K”) entered into a definitive agreement to sell its entire holding of Class B common stock, which constituted 92.2% of the Company’s outstanding Class B common stock (and voting power), to Hunt Equity for a purchase price of $106.0 million, with an additional contingent payment of $15.2 million if the Company achieves a market capitalization of at least $1.2 billion within the 48-month period following the closing. On January 30, 2026, the transaction closed and Hunt Equity acquired beneficial ownership of 3,039,940 shares of Class B common stock of the Company from Trust K and became the controlling stockholder of the Company with approximately

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
92.2% of the Company’s outstanding voting stock. This transaction was disclosed in the Subsequent Event footnote in the Company’s Annual Report on Form 10-K filed on February 12, 2026.

In connection with the closing, the board of directors was reconstituted to include four Hunt Equity designees, the Company’s CEO, and three continuing directors, with Chris Hunt serving as Chairman of the Board.

On January 30, 2026, in connection with the closing, the Company entered into a letter agreement and a registration rights agreement with Hunt Equity. Other than the foregoing, there were no material transactions between the Company and Hunt Equity during the first quarter of 2026.

16. Subsequent Event

On May 5, 2026, the Company’s board of directors declared a dividend of $0.075 per share. The dividend is payable on June 2, 2026, to stockholders of record as of the close of business on May 18, 2026.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

In the first quarter, we achieved results that were in line with our expectations, reflecting our ongoing focus on stabilizing the business. In ETM, revenue trends improved sequentially from the fourth quarter, driven by growth in Talent Solutions across the MSP, RPO, and PPO offerings. In SET, we delivered another quarter of year-over-year growth in our Telecom specialty, and Science & Clinical improved sequentially. In Education, we continued to experience pressure from delayed contract decisions, enrollment declines, and elevated weather-related school closures.

Our results continue to reflect reduced volumes in parts of our portfolio driven by lower demand among certain large customers and a more measured approach to hiring among employers in some sectors, primarily in response to the dynamic macroeconomic environment. The impact of demand reductions among three large customers, which we disclosed in the second quarter of 2025, remains visible in the results of ETM. Staffing volumes in SET associated with the U.S. federal government, which were materially reduced beginning in the first quarter of 2025 as a result of government efficiency actions, were stable. Throughout the first quarter, we continued to align resources with demand to address these dynamics and maintained a disciplined approach to expense management overall as part of our ongoing focus on efficiency.

With trends stabilizing across the enterprise, we continued to execute strategic initiatives designed to drive organic growth and margin expansion. These include the formation of a Growth Office which has collaborated across the enterprise to lay the foundation for an integrated commercial operating framework. This framework unifies our go-to-market strategy, bringing our full suite of solutions to customers and increasing share of wallet and revenue growth. We remained on track with our technology modernization initiative in the quarter, facilitating a smooth transition following the cutover of our acquisitions in SET from their legacy technology stack to the modernized platform we acquired through our acquisition of MRP. The learnings from the initial cutover are being applied to subsequent phases to ensure we fully realize the growth and efficiency benefits of the new technology stack.

Our ability to stabilize the business while driving progress on our strategic initiatives in the first quarter reflects our enhanced focus on execution and operational discipline. As demand trends improve, our progress will position us to capitalize, driving profitable growth and long-term value creation.

Financial Measures

Reported percentage changes are computed based on millions. Prior year percentage changes were computed based on actual amounts in thousands. Prior year percentage changes have been recast to conform to the new presentation, which is calculated based on millions. All dollar amounts are presented in millions, except for per share data.

Days sales outstanding (“DSO”) represents the number of days that sales remain unpaid for the period being reported. DSO is calculated by dividing average net sales per day (based on a rolling three-month period) into trade accounts receivable, net of allowances at period end. Although secondary supplier revenues are recorded on a net basis (net of secondary supplier expense), secondary supplier revenue is included in the daily sales calculation in order to properly reflect the gross revenue amounts billed to the customer.

NM (not meaningful) in the following tables is used in place of percentage changes where: the change is in excess of 500%, the change involves a comparison between earnings and loss amounts, or the comparison amount is zero.

Results of Operations
Total Company
(in millions)

	First Quarter
	2026	2025	% Change
Revenue from services	$1,040.7	$1,164.9	(10.7)%
Gross profit	196.4	236.5	(17.0)
SG&A expenses excluding integration, realignment, restructuring charges, and depreciation and amortization	182.9	202.2	(9.5)
Integration, realignment and restructuring charges	4.7	10.7	(56.1)
Total SG&A expenses excluding depreciation and amortization	187.6	212.9	(11.9)
Depreciation and amortization	11.7	12.8	(8.6)
Total SG&A expenses	199.3	225.7	(11.7)
Asset impairment charge	2.2	—	NM
Earnings (loss) from operations	(5.1)	10.8	NM
Other income (expense), net	(1.6)	(3.2)	50.0
Earnings (loss) before taxes	(6.7)	7.6	NM
Income tax expense (benefit)	(0.8)	1.8	(144.4)
Net earnings (loss)	$(5.9)	$5.8	NM
Gross profit rate	18.9%	20.3%	(1.4)%

First Quarter Results

Revenue from services in the first quarter decreased 10.7% year-over-year with decreases in the ETM, SET, and Education segments. Compared to the first quarter of 2025, revenue from staffing services and outcome-based services decreased 12.9% and 9.7%, respectively. Revenue from talent solutions increased 3.0% and permanent placement revenue decreased 5.2% from the prior year.

Gross profit decreased 17.0% year-over-year, primarily driven by lower revenue volume. The gross profit rate decreased 1.4% to 18.9%, primarily due to higher employee-related costs in the beginning part of the year.

Total SG&A expenses decreased 11.7% year-over-year, primarily due to expense management actions to reduce volume-related costs and reflects the benefits of the ongoing structural actions including integration and realignment efforts. SG&A expenses in the first quarter of 2026 include $4.7 million of integration and realignment costs related to continuation of ongoing initiatives, $1.5 million of executive transition charges and $0.8 million of transaction costs primarily related to costs incurred in connection with our controlling shareholder change in the first quarter of 2026. Included in SG&A expenses in the first quarter of 2025 were $10.7 million of integration and realignment costs related to initiatives to integrate MRP and align our processes and $0.3 million of executive transition charges and $0.3 million of transaction-related costs arising from the sale of our EMEA staffing operations. Excluding integration and realignment, transaction, executive transition charges, and depreciation and amortization, SG&A expenses decreased 9.5% from the prior year.

The asset impairment charge of $2.2 million in the first quarter of 2026 relates to certain right-of-use assets and reflects our ongoing realignment of our lease portfolio.

Income tax benefit was $0.8 million for the first quarter of 2026 compared to income tax expense of $1.8 million for the first quarter of 2025, driven by changes in pretax income and the benefit of work opportunity tax credits in the first quarter of 2025.

Operating Results By Segment
(in millions)

	First Quarter
	2026	2025	% Change
Revenue from Services:
Enterprise Talent Management	$459.2	$529.1	(13.2)%
Science, Engineering & Technology	289.2	327.3	(11.6)
Education	294.1	309.0	(4.8)
Less: Intersegment revenue	(1.8)	(0.5)	260.0
Consolidated Total	$1,040.7	$1,164.9	(10.7)%

First Quarter Results

The decrease in ETM revenue from services of 13.2% was primarily driven by a decrease of 16.9% in staffing services resulting from lower hours volume primarily at certain large customers and a decrease of 19.8% from outcome-based services primarily due to the relationship exit of a large contact-center customer that ended as of the third quarter of 2025. Permanent placement fees decreased 21.7%, reflecting lower market demand. These decreases were partially offset by an increase of 3.0% in talent solutions driven by new customer wins and volume increases.

The decrease in SET revenue from services of 11.6% was primarily driven by declines in hours volume in our staffing specialties, largely from changes in demand related to U.S. federal government contractors and IT services, partially offset by an increase in permanent placement fees.

The decrease in Education revenue from services of 4.8% was driven primarily by the impact of delayed contract decisions, weather-related school closures and a reduction in demand in key markets due to declines in student enrollment.

	First Quarter
	2026	2025	% Change
Gross Profit:
Enterprise Talent Management	$85.6	$107.3	(20.2)%
Science, Engineering & Technology	71.8	83.0	(13.5)
Education	39.0	46.2	(15.6)
Consolidated Total	$196.4	$236.5	(17.0)%

Gross Profit Rate:
Enterprise Talent Management	18.6%	20.3%	(1.7)%
Science, Engineering & Technology	24.8	25.4	(0.6)
Education	13.3	15.0	(1.7)
Consolidated Total	18.9%	20.3%	(1.4)%

First Quarter Results

Gross profit for ETM decreased on lower revenue volume. The gross profit rate decreased by 1.7% primarily due to higher employee-related costs and lower permanent placement fees, partially offset by favorable changes in business mix.

The SET gross profit decreased on lower revenue volume. The gross profit rate decreased by 0.6% primarily due to higher employee-related costs, partially offset by higher permanent placement fees.

Gross profit for the Education segment decreased on lower revenue volume. The gross profit rate decreased by 1.7%, primarily due to higher employee-related costs as well as reductions due to changes in business mix and lower permanent placement fees.

Operating Results By Segment (continued)
(in millions)

	First Quarter
	2026	2025	% Change
SG&A Expenses (excluding depreciation and amortization):
Enterprise Talent Management	$86.9	$101.0	(14.0)%
Science, Engineering & Technology	57.6	69.1	(16.6)
Education	26.7	26.9	(0.7)
Corporate expenses	16.4	15.9	3.1
Consolidated Total	$187.6	$212.9	(11.9)%

First Quarter Results

The 14.0% decrease in ETM SG&A expenses excluding depreciation and amortization was primarily due to lower salary-related costs, lower performance-based incentive compensation, and lower shared service costs as a result of operating efficiencies and expense management actions in response to lower revenue volume compared to the prior year.

The 16.6% decrease in SET SG&A expenses excluding depreciation and amortization was primarily due to lower salary-related costs and performance-based incentive compensation as a result of operating efficiencies and expense management actions in response to lower revenue volume compared to the prior year.

The 0.7% decrease in Education SG&A expenses excluding depreciation and amortization primarily related to lower performance-based incentive compensation.

The 3.1% increase in Corporate expenses was primarily driven by investment in the Growth Office and other corporate initiatives and increases in our nonqualified compensation plan expense, partially offset by lower integration, realignment, and restructuring charges and performance-based incentive compensation in the first quarter of 2026 as compared to the prior year.

	First Quarter
	2026	2025	% Change
Business Unit Profit (Loss)
Enterprise Talent Management	$(1.3)	$6.3	NM
Science, Engineering & Technology	12.0	13.9	(13.7)
Education	12.3	19.3	(36.3)
Business Unit Profit (Loss)	23.0	39.5	(41.8)
Corporate	(16.4)	(15.9)	3.1
Depreciation and amortization	(11.7)	(12.8)	(8.6)
Consolidated total earnings (loss) from operations	$(5.1)	$10.8	NM

First Quarter Results

ETM reported a loss of $1.3 million compared to profit of $6.3 million in the prior year. SET and Education reported profit of $12.0 million and $12.3 million, respectively, which decreased compared to the prior year. Declines in business unit profit (loss) are primarily due to lower revenue and gross profit, partially offset by lower SG&A expenses.

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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash totaled $29.5 million at the end of the first quarter of 2026 and $37.7 million at year-end 2025. As further described below, we used $25.4 million of cash for operating activities, used $1.2 million of cash for investing activities and generated $24.2 million of cash from financing activities.

Operating Activities

In the first three months of 2026, we used $25.4 million of net cash for operating activities, as compared to generating $23.9 million in the first three months of 2025, primarily due to increased working capital requirements as compared to the same period of the prior year.

Trade accounts receivable totaled $1.2 billion at the end of the first quarter of 2026. Global DSO was 64 days for the first quarter of 2026 and 61 days at year-end 2025.

Our working capital position (total current assets less total current liabilities) was $480.2 million at the end of the first quarter of 2026, an increase of $33.7 million from year-end 2025. The current ratio (total current assets divided by total current liabilities) was 1.6 at the end of the first quarter of 2026 and 1.5 at year-end 2025.

Investing Activities

In the first three months of 2026, we used $1.2 million of cash for investing activities, as compared to generating $3.2 million in the first three months of 2025. Cash used in investing activities in the first three months of 2026 is primarily driven by $1.1 million of capital expenditures. Included in the cash generated for investing activities in the first three months of 2025 is $6.4 million of cash from the sale of PersolKelly investment, partially offset by $2.5 million of cash used for capital expenditures.

Financing Activities

We generated $24.2 million of cash from financing activities in the first three months of 2026, as compared to using $39.5 million in the first three months of 2025. The change in cash generated from financing activities was primarily driven by net proceeds of $28.6 million on our credit facilities in 2026 compared to net repayments of $34.8 million on our credit facilities in 2025. Dividends paid per common share were $0.075 in each of the first quarters of 2026 and 2025.

Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 11.9% at the end of the first quarter of 2026 and 9.4% at year-end 2025.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K.

Contractual Obligations and Commercial Commitments

There were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. We have no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

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

We assess and monitor our liquidity and capital resources globally. We use the Cash Pool, intercompany loans, dividends, capital contributions, and local lines of credit to meet funding needs and allocate our capital resources among our various subsidiaries. We periodically review our foreign subsidiaries’ cash balances and projected cash needs. As part of those reviews, we may identify cash that we feel should be repatriated to optimize our overall capital structure. We expect our international cash will be needed to fund working capital growth in our local operations as working capital needs, primarily trade accounts receivable, increase during periods of growth.

As of first quarter-end 2026, we had $150.0 million of available capacity on our $150.0 million revolving credit facility and $76.9 million of available capacity on our $250.0 million securitization facility. The revolving credit facility carried no long-term borrowings on the floating or term benchmark lines of credit. The securitization facility carried $130.5 million of long-term borrowings and $42.6 million of standby letters of credit related to workers’ compensation. The credit facilities also include an accordion feature to increase our combined borrowing capacity by $250.0 million.

Together, the revolving credit and securitization facilities provide us with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. We believe our cash flow from operations, the availability of liquidity under our credit facilities, including the accordion feature which allows us to increase our borrowing capacity and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements, while maintaining sufficient liquidity for normal operating purposes. As of first quarter-end 2026, we met the debt covenants related to our revolving credit facility and securitization facility.

As of first quarter-end of 2026, we had additional unsecured, uncommitted short-term local credit facilities totaling $3.1 million, under which we had no borrowings. Details of our debt facilities are contained in the Debt footnote in the notes to our consolidated financial statements.

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

Forward-Looking Statements

Certain statements contained in this report and in our investor conference call related to these results are “forward-looking” statements within the meaning of the applicable securities laws and regulations. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations or negatives thereof or by similar or comparable words or phrases. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions by us that may be provided by management, including oral statements or other written materials released to the public, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about our Company and economic and market factors in the countries in which we do business, among other things. These statements are not guarantees of future performance, and we undertake no obligation to update them, except as required by law.

Actual events and results may differ materially from those expressed or implied by forward-looking statements due to a number of factors. The principal risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, (i) changing market and economic conditions, (ii) disruption in the labor market and weakened demand for human capital resulting from technological advances, competitive pressures and pricing, loss of large corporate customers and government contractor requirements, (iii) the impact of laws and regulations (including federal, state and international tax laws), (iv) unexpected changes in claim trends on workers’ compensation, unemployment, disability and medical benefit plans, (v) litigation and other legal liabilities (including tax liabilities) in excess of our estimates, (vi) our ability to achieve our business's anticipated growth strategies, (vii) our future business development, results of operations and financial condition, (viii) damage to our brands, (ix) dependence on third parties for the execution of critical functions, (x) conducting business in foreign countries, including foreign currency fluctuations, (xi) availability of temporary workers with appropriate skills required by customers, (xii) cyberattacks or other breaches of network or information technology security, and (xiii) other risks, uncertainties and factors discussed in this report and in our other filings with the Securities and Exchange Commission, including those discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 28, 2025. Actual results may differ materially from any forward-looking statements contained herein, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our exposure management and procedures in relation to our market risk, foreign currency risk, and interest rate risk and procedures during the first quarter of 2026 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 28, 2025, other than factors discussed below.

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

Interest Rates

We are exposed to interest rate risk through our use of our credit facilities and other local borrowings, when applicable. A hypothetical fluctuation of 10% of market interest rates would not have had a material impact on our operating results or cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Repurchases of Equity Securities

During the first quarter of 2026, we reacquired shares of our common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions)
December 29, 2025 through February 1, 2026	3,902	$10.35	—	$30.0
February 2, 2026 through March 1, 2026	131,089	10.03	—	$30.0
March 2, 2026 through March 29, 2026	9,155	8.52	—	$30.0
Total	144,146	$9.94	—

On November 26, 2024, our board of directors approved a share repurchase program for us to repurchase shares covering up to an aggregate of $50.0 million of our Class A common stock. The share repurchase authorization expires on December 2, 2026. We may also reacquire shares sold by employees to cover employee tax withholdings due upon the vesting of restricted stock. During the first quarter of 2026, 144,146 shares were reacquired solely to cover employee tax withholdings and not pursuant to the repurchase program.

Item 5.  Other Information.

Securities Trading Plans of Directors and Executive Officers

During the first quarter of 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.  Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, effective May 14, 2024 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on May 14, 2024, which is incorporated herein by reference).

3.2	By-laws, effective November 6, 2018 (Reference is made to Exhibit 3.1 to the Form 8-K/A filed with the Commission on April 17, 2019, which is incorporated herein by reference).

4.1	Stockholder Rights Plan, dated as of January 11, 2026, by Kelly Services, Inc. (Reference is made to Exhibit 4.1 to the Form 8-A filed with the Commission on January 12, 2026, which is incorporated herein by reference).

4.1.2	Amendment No. 1 to Stockholder Rights Plan, dated as of January 30, 2026, by Kelly Services, Inc. (Reference is made to Exhibit 4.1 to the Form 8-K filed with the Commission on January 30, 2026, which is incorporated herein by reference).

10.1	Letter Agreement, dated as of January 30, 2026, by and between Kelly Services, Inc. and Hunt Equity Opportunities, LLC (Reference is made to Exhibit 10.1 to the Form 8-K filed with the Commission on January 30, 2026, which is incorporated herein by reference).

10.2	Registration Rights Agreement, dated as of January 30, 2026, by and between Kelly Services, Inc. and Hunt Equity Opportunities, LLC (Reference is made to Exhibit 10.2 to the Form 8-K filed with the Commission on January 30, 2026, which is incorporated herein by reference).

10.3	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of January 27, 2026, among Kelly Services, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (Reference is made to Exhibit 10.3 to the Form 8-K filed with the Commission on January 30, 2026, which is incorporated herein by reference).

10.4	First Amended and Restated Receivables Purchase Agreement Amendment No. 5, dated as of January 27, 2026, among Kelly Receivables Funding, LLC, as Seller, Kelly Services, Inc., as Servicer, and PNC Bank, National Association, as Administrator for each Purchaser Group, as Purchaser Agent for the PNC Purchaser Group, as a Related Committed Purchaser, as LC Bank, and as an LC Participant (Reference is made to Exhibit 10.4 to the Form 8-K filed with the Commission on January 30, 2026, which is incorporated herein by reference).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: May 7, 2026

/s/ Troy R. Anderson
Troy R. Anderson

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2026

/s/ Nicholas A. Zuhlke
Nicholas A. Zuhlke

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)