Form 10-Q
period 2026-06-28
KELLY SERVICES INC
filed 2026-08-06
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
OR
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
Yes ☐ No ☒
At July 27, 2026, 31,435,902 shares of Class A and 3,296,041 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
KELLY SERVICES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Revenue from services	$1,038.2	$1,101.8	$2,078.9	$2,266.7
Cost of services	826.2	876.3	1,670.5	1,804.7
Gross profit	212.0	225.5	408.4	462.0
Selling, general and administrative expenses	195.9	207.3	395.2	433.0
Asset impairment charge	—	—	2.2	—
Gain on sale of EMEA staffing operations	—	(4.0)	—	(4.0)
Earnings from operations	16.1	22.2	11.0	33.0
Other income (expense), net	(1.7)	(2.3)	(3.3)	(5.5)
Earnings before taxes	14.4	19.9	7.7	27.5
Income tax expense	3.0	0.9	2.2	2.7
Net earnings	$11.4	$19.0	$5.5	$24.8

Basic earnings per share	$0.31	$0.52	$0.15	$0.68
Diluted earnings per share	$0.31	$0.52	$0.15	$0.67

Average shares outstanding:
Basic	34.7	35.2	34.6	35.1
Diluted	35.2	35.7	35.1	35.6
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net earnings	$11.4	$19.0	$5.5	$24.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $0.0, $0.6, $0.2 and $0.6, respectively	—	5.0	(1.2)	6.3
Less: Reclassification adjustments included in net earnings	—	—	—	—
Foreign currency translation adjustments	—	5.0	(1.2)	6.3
Other comprehensive income (loss)	—	5.0	(1.2)	6.3
Comprehensive income	$11.4	$24.0	$4.3	$31.1

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions)

	June 28, 2026	December 28, 2025
Current Assets
Cash and equivalents	$24.2	$33.0
Trade accounts receivable, less allowances of $9.7 and $10.0, respectively	1,224.6	1,188.7
Prepaid expenses and other current assets	47.7	46.6
Total current assets	1,296.5	1,268.3

Noncurrent Assets
Property and equipment, net	18.0	20.5
Operating lease right-of-use assets	35.5	42.9
Deferred taxes	164.2	163.2
Retirement plan assets	309.9	289.7
Goodwill	202.1	202.1
Intangibles, net	211.5	226.2
Other assets	43.0	37.7
Total noncurrent assets	984.2	982.3
Total Assets	$2,280.7	$2,250.6

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$661.6	$631.4
Operating lease liabilities	10.8	12.3
Accrued payroll and related taxes	155.5	140.9
Accrued workers' compensation and other claims	21.0	20.9
Income and other taxes	17.7	16.3
Total current liabilities	866.6	821.8

Noncurrent Liabilities
Long-term debt	78.1	101.9
Operating lease liabilities	39.8	44.9
Accrued workers' compensation and other claims	34.3	34.2
Accrued retirement benefits	272.7	263.7
Other long-term liabilities	7.2	7.6
Total noncurrent liabilities	432.1	452.3
Commitments and contingencies (see Contingencies footnote)

Stockholders' Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 million shares authorized; 35.2 million shares issued at 2026 and 2025	35.2	35.2
Class B common stock, 10.0 million shares authorized; 3.3 million shares issued at 2026 and 2025	3.3	3.3
Treasury stock, at cost
Class A common stock, 3.8 million shares at 2026 and 4.3 million shares at 2025	(55.2)	(63.1)
Class B common stock	(0.6)	(0.6)
Paid-in capital	35.1	36.3
Earnings invested in the business	965.1	965.1
Accumulated other comprehensive income (loss)	(0.9)	0.3
Total stockholders' equity	982.0	976.5
Total Liabilities and Stockholders' Equity	$2,280.7	$2,250.6

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

						Earnings Invested in the Business	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Paid-in Capital
	Class A	Class B	Class A	Class B
Balance at December 28, 2025	$35.2	$3.3	$(63.1)	$(0.6)	$36.3	$965.1	$0.3	$976.5
Net issuance of stock awards	—	—	7.0	—	(5.2)	—	—	1.8
Net income (loss)	—	—	—	—	—	(5.9)	—	(5.9)
Dividends	—	—	—	—	—	(2.7)	—	(2.7)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1.2)	(1.2)
Balance at March 29, 2026	$35.2	$3.3	$(56.1)	$(0.6)	$31.1	$956.5	$(0.9)	$968.5
Net issuance of stock awards	—	—	0.9	—	4.0	—	—	4.9
Net income (loss)	—	—	—	—	—	11.4	—	11.4
Dividends	—	—	—	—	—	(2.8)	—	(2.8)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—
Balance at June 28, 2026	$35.2	$3.3	$(55.2)	$(0.6)	$35.1	$965.1	$(0.9)	$982.0

						Earnings Invested in the Business	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Paid-in Capital
	Class A	Class B	Class A	Class B
Balance at December 29, 2024	$35.2	$3.3	$(60.8)	$(0.6)	$34.2	$1,230.2	$(6.9)	$1,234.6
Net issuance of stock awards	—	—	5.3	—	(3.7)	—	—	1.6
Net income (loss)	—	—	—	—	—	5.8	—	5.8
Dividends	—	—	—	—	—	(2.8)	—	(2.8)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1.3	1.3
Balance at March 30, 2025	$35.2	$3.3	$(55.5)	$(0.6)	$30.5	$1,233.2	$(5.6)	$1,240.5
Net issuance of stock awards	—	—	0.8	—	3.5	—	—	4.3
Net income (loss)	—	—	—	—	—	19.0	—	19.0
Dividends	—	—	—	—	—	(2.7)	—	(2.7)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	5.0	5.0
Balance at June 29, 2025	$35.2	$3.3	$(54.7)	$(0.6)	$34.0	$1,249.5	$(0.6)	$1,266.1
See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	26 Weeks Ended
	June 28, 2026	June 29, 2025
Cash flows from operating activities:
Net earnings	$5.5	$24.8
Adjustments to reconcile net earnings to net cash from operating activities:
Asset impairment charge	2.2	—
Deferred income taxes	(1.0)	(6.9)
Depreciation and amortization	19.7	21.5
Operating lease asset amortization	5.2	5.4
Provision for credit losses and sales allowances	0.8	3.2
Stock-based compensation	6.8	7.2
Gain on sale of EMEA staffing operations	—	(4.0)
Other, net	1.0	(0.1)
Changes in operating assets and liabilities
Accounts receivable	(43.6)	91.9
Other assets	(2.8)	3.2
Accounts payable	36.7	(19.8)
Other liabilities	(6.7)	(7.1)
Net cash from operating activities	23.8	119.3

Cash flows from investing activities:
Capital expenditures	(2.6)	(4.5)
Proceeds from sale of EMEA staffing operations, net of cash disposed	—	21.8
Proceeds from sale of PersolKelly investment	—	6.4
Proceeds from company-owned life insurance	2.7	1.6
Other investing activities	0.1	(0.6)
Net cash from investing activities	0.2	24.7

Cash flows from financing activities:
Proceeds from long-term debt	718.8	774.4
Payments on long-term debt	(742.6)	(939.5)
Dividend payments	(5.5)	(5.5)
Payments of tax withholding for stock awards	(1.5)	(1.9)
Other financing activities	(0.4)	(0.2)
Net cash used in financing activities	(31.2)	(172.7)

Effect of exchange rates on cash, cash equivalents and restricted cash	(2.5)	7.6
Net change in cash, cash equivalents and restricted cash	(9.7)	(21.1)
Cash, cash equivalents and restricted cash at beginning of period	37.7	45.6
Cash, cash equivalents and restricted cash at end of period (1)	$28.0	$24.5

KELLY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in millions)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in the Company's consolidated balance sheets:

	26 Weeks Ended
	June 28, 2026	June 29, 2025
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$24.2	$18.0
Restricted cash included in prepaid expenses and other current assets	0.5	0.5
Noncurrent assets:
Restricted cash included in other assets	3.3	6.0
Cash, cash equivalents and restricted cash at end of period	$28.0	$24.5

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In millions, except share and per share data)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 28, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2026 (the 2025 consolidated financial statements). There were no changes in accounting policies from those disclosed in the Form 10-K. The Company’s second fiscal quarter ended on June 28, 2026 and June 29, 2025, each of which contained 13 weeks (“second quarter”). The corresponding June year-to-date periods for 2026 and 2025 each contained 26 weeks (“June year-to-date”).

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

The following tables present the Company's segment revenues disaggregated by service type:

	Second Quarter 2026
	Staffing Services	Outcome-based Services	Talent Solutions	Permanent Placement	Total
Enterprise Talent Management	$239.3	$109.6	$134.9	$1.7	$485.5
Science, Engineering & Technology	172.9	118.7	—	10.0	301.6
Education	251.5	—	—	2.0	253.5
Total Segment Revenue	$663.7	$228.3	$134.9	$13.7	$1,040.6
Intersegment					(2.4)
Total Revenue from Services					$1,038.2

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Second Quarter 2025

	Staffing Services	Outcome-based Services	Talent Solutions	Permanent Placement	Total
Enterprise Talent Management	$265.8	$120.8	$126.9	$2.9	$516.4
Science, Engineering & Technology	204.5	107.3	—	9.3	321.1
Education	262.7	—	—	2.6	265.3
Total Segment Revenue	$733.0	$228.1	$126.9	$14.8	$1,102.8
Intersegment					(1.0)
Total Revenue from Services					$1,101.8

	June Year-to-Date 2026

	Staffing Services	Outcome-based Services	Talent Solutions	Permanent Placement	Total

Enterprise Talent Management	$468.6	$216.4	$256.2	$3.5	$944.7
Science, Engineering & Technology	341.5	230.9	—	18.4	590.8
Education	544.9	—	—	2.7	547.6
Total Segment Revenue	$1,355.0	$447.3	$256.2	$24.6	$2,083.1
Intersegment					(4.2)
Total Revenue from Services					$2,078.9

	June Year-to-Date 2025

	Staffing Services	Outcome-based Services	Talent Solutions	Permanent Placement	Total

Enterprise Talent Management	$541.6	$254.0	$244.7	$5.2	$1,045.5
Science, Engineering & Technology	414.3	216.7	—	17.4	648.4
Education	570.6	—	—	3.7	574.3
Total Segment Revenue	$1,526.5	$470.7	$244.7	$26.3	$2,268.2
Intersegment					(1.5)
Total Revenue from Services					$2,266.7

KELLY SERVICES, INC.
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

The table below presents the Company's revenues disaggregated by geography:

	Second Quarter		June Year-to-Date
	2026	2025	2026	2025
Americas
United States	$932.7	$986.9	$1,871.3	$2,043.5
Other	75.6	86.2	149.9	169.5
Total Americas Region	1,008.3	1,073.1	2,021.2	2,213.0
Total Europe Region	13.4	11.9	25.6	21.5
Total Asia-Pacific Region	16.5	16.8	32.1	32.2
Total Kelly Services, Inc.	$1,038.2	$1,101.8	$2,078.9	$2,266.7

3. Credit Losses

The rollforward of the Company's allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheets, is as follows:

	June Year-to-Date
	2026	2025
Allowance for credit losses:
Beginning balance	$6.4	$4.9
Current period provision	0.1	2.7
Currency exchange effects	—	0.1
Write-offs	(1.7)	(0.3)
Ending balance	$4.8	$7.4

Write-offs are presented net of recoveries, which were not material for second quarter-end 2026 or 2025. No other allowances related to other receivables were material as of second quarter-end 2026 or 2025.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of second quarter-end 2026 and year-end 2025 in the consolidated balance sheets by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs. There were no transfers between Level 1, Level 2, and Level 3 assets or liabilities in the second quarter of 2026 or 2025.

	As of Second Quarter-End 2026
Description	Total	Level 1	Level 2	Level 3
Money market funds	$3.3	$3.3	$—	$—
Total assets at fair value	$3.3	$3.3	$—	$—

EMEA staffing indemnification	$(1.4)	$—	$—	$(1.4)
Brazil indemnification	(0.9)	—	—	(0.9)
Total liabilities at fair value	$(2.3)	$—	$—	$(2.3)

	As of Year-End 2025
Description	Total	Level 1	Level 2	Level 3
Money market funds	$4.7	$4.7	$—	$—
Total assets at fair value	$4.7	$4.7	$—	$—

EMEA staffing indemnification	$(1.4)	$—	$—	$(1.4)
Brazil indemnification	(0.9)	—	—	(0.9)
Total liabilities at fair value	$(2.3)	$—	$—	$(2.3)

Money Market Funds

Money market funds represent investments in money market funds that hold government securities, all of which are restricted as of second quarter-end 2026 and year-end 2025, and are included in other assets in the consolidated balance sheets. These restricted funds represent cash balances that are required to be maintained to fund disability claims in California. The valuations of money market funds are based on quoted market prices of those accounts as of the respective period end.

Indemnification Liabilities

As of second quarter-end 2026, the Company’s indemnification liabilities totaled $2.3 million, consisting of $1.4 million related to the January 2024 sale of the EMEA staffing operations, with $0.1 million in accounts payable and accrued liabilities and $1.3 million in other long-term liabilities, and $0.9 million related to the 2020 sale of the Brazil operations included in other long-term liabilities in the consolidated balance sheets. These balances are unchanged from year-end 2025. No payments were made under either indemnification agreement during June year-to-date 2026, and the impact of remeasurement adjustments and foreign currency exchange rate fluctuations was not significant. These liabilities are classified as Level 3 and remeasured on a recurring basis using discounted probability-weighted cash flows, with changes recognized in earnings.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Equity Investment Without Readily Determinable Fair Value

As of second quarter-end 2026, the Company holds an equity investment without a readily determinable fair value, measured under the measurement alternative, with a carrying value of $3.5 million included in other assets in the consolidated balance sheets. No impairment indicators were identified and no observable price changes occurred during the second quarter of 2026.

5. Integration, Realignment and Restructuring

2026 Actions

As a continuation of the efforts announced in 2025, the Company incurred integration and realignment costs of $2.9 million and $7.6 million for the second quarter and June year-to-date 2026, respectively. For the second quarter of 2026, integration and realignment costs consisted of $1.6 million of IT-related charges, $0.2 million of severance and $1.1 million of fees and other costs to execute the initiatives. For June year-to-date 2026, integration and realignment costs consisted of $5.1 million of IT-related charges, $0.5 million of severance and $2.0 million of fees and other costs to execute the initiatives. The severance costs incurred as a part of these efforts are primarily accounted for in accordance with ASC 712 Compensation - Nonretirement Postemployment Benefits. The integration and realignment costs are recorded in SG&A expenses in the consolidated statements of earnings and are shown in the tables below.

	Second Quarter 2026
	IT-related Charges	Severance	Fees and Other	Total
Science, Engineering & Technology	$—	$0.1	$0.1	$0.2
Corporate	1.6	0.1	1.0	2.7
Total	$1.6	$0.2	$1.1	$2.9

	June Year-to-Date 2026
	IT-related Charges	Severance	Fees and Other	Total
Science, Engineering & Technology	$—	$0.3	$0.2	$0.5
Education	—	0.1	—	0.1
Corporate	5.1	0.1	1.8	7.0
Total	$5.1	$0.5	$2.0	$7.6

Additionally, in the first quarter of 2026, the Company recognized an impairment charge of $2.2 million for certain right-of-use assets related to the Company’s ongoing realignment of its lease portfolio and was recorded in the asset impairment charge in the consolidated statements of earnings.

2025 Actions

In the first quarter of 2025, the Company launched various initiatives aimed at integrating MRP and other prior acquisitions, combining operating segments, and further aligning processes and technology across the Company. The costs incurred related to these integration and realignment initiatives totaled $6.1 million and $16.8 million during the second quarter and June year-to-date 2025, respectively. For the second quarter of 2025, integration and realignment costs consisted of $1.7 million of IT-related charges, $2.1 million of severance and $2.3 million of fees and other costs to execute the initiatives. For June year-to-date 2025, integration and realignment costs consisted of $7.0 million of IT-related charges, $6.5 million of severance and $3.3 million of fees and other costs to execute the initiatives. The severance costs incurred as a part of these efforts are primarily accounted for in accordance with ASC 712 Compensation - Nonretirement Postemployment Benefits. The integration and realignment costs are recorded in SG&A expenses in the consolidated statements of earnings and are shown in the tables below.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

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

6. Intangibles

During the second quarter of 2026, as part of ongoing integration and realignment efforts, the Company reassessed and reduced the remaining useful life of certain finite-lived intangible assets, resulting in accelerated amortization expense accounted for prospectively over the revised estimated remaining useful life. Accelerated amortization was immaterial for the second quarter of 2026. Accelerated amortization expense of $6.8 million is estimated to be recognized during the remainder of 2026, resulting in total amortization expense of $36.2 million for 2026. The revised annual intangible amortization expense is expected to be $33.9 million in 2027, $32.3 million in 2028, $28.8 million in 2029, and $25.4 million in 2030.

7. Debt

Revolving Credit Facility

The Company has a $150.0 million, five-year revolving credit facility (the “Facility”), with a termination date of May 29, 2029. The Facility is available to be used to fund working capital, acquisitions and general corporate needs. The Facility is secured by certain assets of the Company, excluding U.S. trade accounts receivable.

At the end of the second quarter of 2026 and at year-end 2025, there were no long-term borrowings under the Facility and a remaining borrowing capacity of $150.0 million. To maintain availability of the funds, the Company pays a facility fee on the full amount of the Facility, regardless of usage. The facility fee varies based on the Company’s leverage ratio as defined in the agreement. The Facility, which contains a cross-default clause that could result in termination if defaults occur under the Company's other loan agreements, had a facility fee of 20.0 basis points at the end of the second quarter of 2026 and 15.0 basis points at year-end 2025. The Facility’s financial covenants and restrictions are described below, all of which were met at the end of the second quarter of 2026:

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

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Securitization Facility

On June 22, 2026, the Company and Kelly Receivables Funding, LLC, a wholly owned bankruptcy remote special purpose subsidiary of the Company (the “Receivables Entity”), amended the Receivables Purchase Agreement related to its $250.0 million, securitization facility (the “Securitization Facility”). The amendment (i) extended the maturity date to June 22, 2028, and (ii) changed certain of the terms and conditions.

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

At the end of the second quarter of 2026, the Securitization Facility had $78.1 million of long-term borrowings, SBLCs of $42.6 million related to workers’ compensation and a remaining borrowing capacity of $129.3 million. The rate for these borrowings includes the adjusted daily SOFR and a 1.10% utilization rate on the amount of the Company's borrowings. The rate for the SBLCs of 1.10% represents a utilization rate on the outstanding balance. In addition, the Company pays a commitment fee on the unused capacity of 35.0 basis points when usage is greater than 50% of the purchase limit or 40.0 basis points when usage is equal to or less than 50% of the purchase limit. At year-end 2025, the Securitization Facility had $101.9 million of long-term borrowings, SBLCs of $42.6 million related to workers’ compensation and a remaining borrowing capacity of $105.5 million. The rate for these borrowings also included an additional 0.10% SOFR margin. The Company paid a commitment fee of 40.0 basis points on the unused capacity in 2025.

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

Local Credit Facilities

The Company had total unsecured, uncommitted short-term local credit facilities of $3.1 million at the end of the second quarter of 2026. The Company had no borrowings under these lines at the end of the second quarter of 2026 and at year-end 2025.

8. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the second quarter and June year-to-date of 2026 and 2025 are included in the table below.

	Second Quarter		June Year-to-Date
	2026	2025	2026	2025
Foreign currency translation adjustments:
Beginning balance	$(0.9)	$(5.6)	$0.3	$(6.9)
Other comprehensive income (loss) before reclassifications	—	5.0	(1.2)	6.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	—	5.0	(1.2)	6.3
Ending balance	(0.9)	(0.6)	(0.9)	(0.6)
Total accumulated other comprehensive income (loss)	$(0.9)	$(0.6)	$(0.9)	$(0.6)

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
9. Earnings Per Share

The reconciliation of basic and diluted earnings per share on common stock for the second quarter and June year-to-date 2026 and 2025 is as follows:

	Second Quarter		June Year-to-Date
	2026	2025	2026	2025
Net earnings	$11.4	$19.0	$5.5	$24.8
Less: earnings allocated to participating securities	(0.6)	(0.6)	(0.3)	(0.8)
Net earnings available to common shareholders	$10.8	$18.4	$5.2	$24.0

Average common shares outstanding (millions):
Basic	34.7	35.2	34.6	35.1
Dilutive share awards	0.5	0.5	0.5	0.5
Diluted	35.2	35.7	35.1	35.6

Basic earnings per share	$0.31	$0.52	$0.15	$0.68
Diluted earnings per share	$0.31	$0.52	$0.15	$0.67

Dilutive share awards are related to deferred common stock related to the non-employee directors deferred compensation plan and performance shares for the second quarter and June year-to-date 2026 and 2025 (see Stock-Based Compensation footnote for a description of performance shares). Dividends paid per share for Class A and Class B common stock were $0.075 for the second quarter of 2026 and 2025 and $0.15 for June year-to-date 2026 and 2025.

In November 2024, the Company's board of directors authorized a $50.0 million Class A share repurchase program that expires on December 2, 2026. During the second quarter and June year-to-date 2026 and 2025, the Company did not repurchase any Class A shares under the repurchase program. A total of $30.0 million remained available under the share repurchase program as of second quarter-end 2026.

10. Stock-Based Compensation

For the second quarter of 2026, the Company recognized stock compensation expense of $3.4 million and a related tax benefit of $0.4 million. For the second quarter of 2025, the Company recognized stock compensation expense of $3.5 million and a related tax benefit of $0.6 million. For June year-to-date 2026, the Company recognized stock compensation expense of $6.8 million and a related tax benefit of $0.5 million. For June year-to-date 2025, the Company recognized stock compensation expense of $7.2 million and a related tax benefit of $0.9 million.

Restricted Stock

A summary of the status of nonvested restricted stock as of second quarter-end 2026 and the year-to-date changes is presented as follows below (in thousands of shares except per share data).

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2025	1,329	$15.72
Granted	1,146	10.39
Vested	(375)	16.83
Forfeited	(221)	14.63
Nonvested at second quarter-end 2026	1,879	$12.37

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Performance Shares

2026 Grant

During June year-to-date 2026, the Company granted performance share awards associated with the Company’s Class A common stock to certain senior officers. The payment of performance share awards is contingent upon the achievement of a specific EBITDA margin performance goal with a relative revenue growth modifier over a stated period of time. The maximum number of performance shares that may be earned is 200% of the target shares originally granted. These awards have three one-year performance periods: 2026, 2027 and 2028, with the payout for each performance period based on separate financial measure goals that are set in February of each of the three performance periods. Earned shares during each performance period will cliff vest in February 2029 after approval of the financial results by the Compensation Committee, if not forfeited by the recipient. No dividends are paid on these performance shares.

A summary of the status of all nonvested performance shares at target as of second quarter-end 2026 and the year-to-date changes is presented as follows below (in thousands of shares except per share data). The vesting adjustment in the table below represents a portion of the 2023 performance shares that did not vest because actual achievement was below the threshold level or was not achieved, and resulted in no payout.

	Performance Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2025	616	$15.00
Granted	496	9.55
Vested	(168)	16.31
Forfeited	(124)	11.09
Vesting adjustment	(33)	15.18
Nonvested at second quarter-end 2026	787	$11.00

11. Other Income (Expense), Net

Included in other income (expense), net are the following:

	Second Quarter		June Year-to-Date
	2026	2025	2026	2025
Interest income	$0.5	$0.9	$0.9	$1.7
Interest expense	(2.1)	(3.5)	(4.1)	(7.5)
Other	(0.1)	0.3	(0.1)	0.3
Other income (expense), net	$(1.7)	$(2.3)	$(3.3)	$(5.5)

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
12. Income Taxes

Income tax expense was $3.0 million for the second quarter of 2026 and income tax expense was $0.9 million for the second quarter of 2025. Income tax expense was $2.2 million for June year-to-date 2026 and income tax expense was $2.7 million for June year-to-date 2025. The variance was driven by changes in pretax income and partially offset by the benefit of work opportunity tax credits in the first half of 2025.

As of year-end 2025, the Company has recorded valuation allowances against its U.S. general business credit carryforwards, foreign tax credit carryforwards, certain loss carryforwards, and certain future deductible items. The Company will continue to evaluate the need for valuation allowances against deferred tax assets on a quarterly basis and may adjust the allowance as circumstances change.

The work opportunity credit program is a temporary provision in the U.S. tax law and has expired for employees hired after 2025. While the work opportunity credit has routinely been extended, it is uncertain whether it will again be extended. In the event the program is not renewed, the Company will continue to receive credits for qualified employees hired prior to 2026.

13. Contingencies

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

The Company records accruals for loss contingencies when the Company believes it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheet. At second quarter-end 2026 and year-end 2025, the gross accrual for litigation costs amounted to $1.6 million and $2.8 million, respectively.

The Company maintains insurance coverage which may cover certain losses. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet. At second quarter-end 2026 and year-end 2025, there were no related insurance receivables.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is zero to $1.1 million as of second quarter-end 2026. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which the Company is currently able to estimate a range of loss and does not represent the maximum loss exposure. The estimated range is subject to significant judgment and a variety of assumptions and only based upon currently available information. For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss.

While the ultimate outcome of these matters cannot be predicted with certainty, the Company believes that the resolution of any such proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

14. Segment Disclosures

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

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
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

The following tables present information about the reported revenue from services of the Company by reportable segment, along with a reconciliation to earnings before taxes, for the second quarter and June year-to-date 2026 and 2025. Asset information by reportable segment is not presented since the Company does not produce such information internally nor does it use such information to manage its business.

	Second Quarter 2026
	ETM	SET	Education	Inter-Segment	Total
Revenue from services	$485.5	$301.6	$253.5	$(2.4)	$1,038.2
Cost of services(1)	386.0	225.1	217.5	(2.4)	826.2
Gross profit	99.5	76.5	36.0	—	212.0
Direct salaries(2)	59.9	41.0	14.9
Other segment expenses(3)	28.8	17.3	10.4
SG&A expenses	88.7	58.3	25.3	—	172.3
Business unit profit	$10.8	$18.2	$10.7	$—	$39.7
Corporate SG&A					(11.8)
Depreciation and amortization(4)					(11.8)
Consolidated earnings from operations					16.1
Other income (expense), net					(1.7)
Earnings before taxes					$14.4

	June Year-to-Date 2026
	ETM	SET	Education	Inter-Segment	Total
Revenue from services	$944.7	$590.8	$547.6	$(4.2)	$2,078.9
Cost of services(1)	759.6	442.5	472.6	(4.2)	1,670.5
Gross profit	185.1	148.3	75.0	—	408.4
Direct salaries(2)	119.5	81.5	31.5
Other segment expenses(3)	56.1	34.4	20.5
SG&A expenses	175.6	115.9	52.0	—	343.5
Asset impairment charge	—	2.2	—		2.2
Business unit profit	$9.5	$30.2	$23.0	$—	$62.7
Corporate SG&A					(28.2)
Depreciation and amortization(4)					(23.5)
Consolidated earnings from operations					11.0
Other income (expense), net					(3.3)
Earnings before taxes					$7.7

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Second Quarter 2025
	ETM	SET	Education	Inter-Segment	Total
Revenue from services	$516.4	$321.1	$265.3	$(1.0)	$1,101.8
Cost of services(1)	413.0	238.1	226.2	(1.0)	876.3
Gross profit	103.4	83.0	39.1	—	225.5
Direct salaries(2)	61.1	46.7	15.1
Other segment expenses(3)	31.7	16.5	10.4
SG&A expenses	92.8	63.2	25.5	—	181.5
Business unit profit	$10.6	$19.8	$13.6	$—	$44.0
Corporate SG&A					(13.3)
Gain on sale of EMEA staffing operations					4.0
Depreciation and amortization(4)					(12.5)
Consolidated earnings from operations					22.2
Other income (expense), net					(2.3)
Earnings before taxes					$19.9

	June Year-to-Date 2025
	ETM	SET	Education	Inter-Segment	Total
Revenue from services	$1,045.5	$648.4	$574.3	$(1.5)	$2,266.7
Cost of services(1)	834.8	482.4	489.0	(1.5)	1,804.7
Gross profit	210.7	166.0	85.3	—	462.0
Direct salaries(2)	129.4	97.5	31.5
Other segment expenses(3)	64.4	34.8	20.9
SG&A expenses	193.8	132.3	52.4	—	378.5
Business unit profit	$16.9	$33.7	$32.9	$—	$83.5
Corporate SG&A					(29.2)
Gain on sale of EMEA staffing operations					4.0
Depreciation and amortization(4)					(25.3)
Consolidated earnings from operations					33.0
Other income (expense), net					(5.5)
Earnings before taxes					$27.5

(1) Cost of services represent those costs directly associated with the earning of revenue. The primary examples of these types of costs are temporary employee wages, along with other employee-related costs, including associated payroll taxes, temporary employee benefits, such as service bonus, holiday pay, health insurance and workers’ compensation costs. These costs differ fundamentally from SG&A expenses in that they arise specifically from the action of providing the Company's services to customers whereas SG&A costs are incurred regardless of whether or not the Company places temporary employees with the Company's customers.

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

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

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

	Second Quarter		June Year-to-Date
	2026	2025	2026	2025
Depreciation and amortization:
Enterprise Talent Management	$2.4	$2.7	$4.6	$5.9
Science, Engineering & Technology	7.2	7.7	14.6	15.2
Education	2.2	2.1	4.3	4.2

15. New Accounting Pronouncements

Recently Adopted

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU allows for a practical expedient to be used when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under Topic 606. The new guidance was effective for annual periods beginning after December 15, 2025, with early adoption permitted. This ASU applies to trade accounts receivable and could impact the calculation of the allowance for uncollectible accounts receivable. The Company adopted this guidance in the first quarter of 2026 and the adoption did not have a material impact to the Company’s consolidated financial statements.

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

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
early adoption permitted by June 30, 2027. For any amendments in which the SEC has not yet removed the applicable requirement from its regulations by June 30, 2027, the pending content of the related amendment in the FASB codification will not be effective. The Company does not expect this update to have a material impact to the Company’s consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact to the Company's consolidated financial statements and related disclosures.

16. Related Party Transactions

Hunt Equity Opportunities, LLC (“Hunt Equity”) controls approximately 92.2% of the outstanding shares of Kelly Class B common stock as of May 19, 2026. There were no material transactions between the Company and Hunt Equity during the second quarter of 2026.

17. Subsequent Event

On August 4, 2026, the Company’s board of directors declared a dividend of $0.075 per share. The dividend is payable on September 2, 2026 to stockholders of record as of the close of business on August 19, 2026.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

In the second quarter, we delivered sequential improvement in each business across Kelly. The discrete impact of demand reductions among three large ETM customers and the U.S. federal government, which we initially disclosed in the second quarter of 2025, is lessening but remains visible in our results. Trends among these customers who continue to do business with Kelly remained stable on a sequential basis.

In ETM, staffing revenue excluding the discrete impacts returned to positive year-over-year growth driven by broad-based demand across customers and verticals, Business Process Outsourcing excluding contact center solutions also pivoted to growth in the quarter and Talent Solutions delivered another quarter of revenue growth as new customer wins came online and demand continued to increase. In SET, trends in each specialty vertical improved compared to the first quarter, with the Telecom specialty delivering another quarter of year-over-year growth. In Education, results improved modestly on a sequential basis while we continued to experience pressure from prior year delayed contract decisions and enrollment declines. In each business, we continued to align resources with demand and maintained a disciplined approach to expense management overall as part of our ongoing focus on efficiency.

Our ability to deliver sequential improvement across the enterprise while driving progress on our strategic initiatives in the second quarter reflects our enhanced focus on execution and operational discipline. Our progress will position us to capitalize on improving demand trends, and driving profitable growth and long-term value creation.

Financial Measures

Reported percentage changes are computed based on millions. Prior year percentage changes were computed based on actual amounts in thousands. Prior year percentage changes have been recast to conform to the new presentation, which is calculated based on millions. All dollar amounts are presented in millions, except for per share data.

Days sales outstanding (“DSO”) represents the number of days that sales remain unpaid for the period being reported. DSO is calculated by dividing average net sales per day (based on a rolling three-month period) into trade accounts receivable, net of allowances at period end. Where secondary supplier revenues are recorded on a net basis (net of secondary supplier expense), secondary supplier revenue is included in the daily sales calculation in order to properly reflect the gross revenue amounts billed to the customer.

NM (not meaningful) in the following tables is used in place of percentage changes where: the change is in excess of 500%, the change involves a comparison between earnings and loss amounts, or the comparison amount is zero.

Results of Operations
Total Company
(in millions)

	Second Quarter				June Year-to-Date
	2026	2025		% Change	2026	2025		% Change
Revenue from services	$1,038.2	$1,101.8		(5.8)%	$2,078.9	$2,266.7		(8.3)%
Gross profit	212.0	225.5		(6.0)	408.4	462.0		(11.6)
SG&A expenses excluding integration, realignment, restructuring charges, and depreciation and amortization	181.2	188.8		(4.0)	364.1	391.0		(6.9)
Integration, realignment and restructuring charges	2.9	6.0		(51.7)	7.6	16.7		(54.5)
Total SG&A expenses excluding depreciation and amortization	184.1	194.8		(5.5)	371.7	407.7		(8.8)
Depreciation and amortization	11.8	12.5		(5.6)	23.5	25.3		(7.1)
Total SG&A expenses	195.9	207.3		(5.5)	395.2	433.0		(8.7)
Gain on sale of EMEA staffing operations	—	(4.0)		NM	—	(4.0)		NM
Asset impairment charge	—	—		NM	2.2	—		NM
Earnings from operations	16.1	22.2		(27.5)	11.0	33.0		(66.7)
Other income (expense), net	(1.7)	(2.3)		26.1	(3.3)	(5.5)		40.0
Earnings before taxes	14.4	19.9		(27.6)	7.7	27.5		(72.0)
Income tax expense	3.0	0.9		233.3	2.2	2.7		(18.5)
Net earnings	$11.4	$19.0		(40.0)%	$5.5	$24.8		(77.8)%
Gross profit rate	20.4%	20.5%	(0.1)	pts.	19.6%	20.4%	(0.8)	pts.

Second Quarter Results

Revenue from services in the second quarter decreased 5.8% year-over-year with decreases in the ETM, SET, and Education segments. Compared to the second quarter of 2025, the decrease is primarily due to declines in revenue from staffing services of 9.5%, partially offset by increases in revenue from talent solutions of 6.3% from the prior year.

Gross profit decreased 6.0% year-over-year, primarily driven by lower revenue volume. The gross profit rate decreased 10 basis points (“bps”) to 20.4%, primarily due to changes in business mix, partially offset by lower employee-related costs. The gross profit rate decreased in the SET and Education segments and increased in the ETM segment.

Total SG&A expenses decreased 5.5% year-over-year, primarily due to expense management actions to reduce volume-related costs, and reflects the benefits of the ongoing structural actions including integration and realignment efforts. SG&A expenses in the second quarter of 2026 include $2.9 million of integration and realignment costs related to continuation of ongoing initiatives and $0.3 million of executive transition charges. Included in SG&A expenses in the second quarter of 2025 were $6.0 million of integration and realignment costs related to initiatives to integrate MRP and align our processes, $0.2 million of executive transition charges, and $0.1 million of transaction-related costs arising from the sale of our EMEA staffing operations. Excluding integration and realignment, transaction, executive transition charges, and depreciation and amortization, SG&A expenses decreased 4.0% from the prior year.

The gain on sale of EMEA staffing operations relates to the January 2024 sale. In the second quarter of 2025, we recognized a gain of $4.0 million upon the settlement of working capital and other adjustments.

Income tax expense was $3.0 million for the second quarter of 2026 compared to income tax expense of $0.9 million for the second quarter of 2025, driven by changes in pretax income and the benefit of work opportunity tax credits in the second quarter of 2025.

June Year-to-Date Results

Revenue from services June year-to-date 2026 decreased 8.3% year-over-year with decreases in the ETM, SET, and Education segments. Compared to the June year-to-date 2025, the decrease is primarily due to declines in revenue from staffing services and outcome-based services of 11.2% and 5.0%, respectively, partially offset by growth in revenue from talent solutions of 4.7%.

Gross profit decreased 11.6%, largely driven by lower revenue volume. The gross profit rate decreased 80 bps to 19.6%, primarily due to higher employee-related costs in the beginning part of the year.

Total SG&A expenses decreased 8.7%, primarily due to expense management actions to reduce volume-related costs and reflects the benefits of the ongoing structural actions including integration and realignment efforts. SG&A expenses in the first six months of 2026 include $7.6 million of integration and realignment costs related to continuation of ongoing initiatives, $1.8 million of executive transition charges and $0.8 million of transaction costs primarily related to costs incurred in connection with our controlling shareholder change in the first quarter of 2026. Included in SG&A expenses in the first six months of 2025 were $16.7 million of integration costs related to initiatives to integrate MRP and align our processes, $0.5 million of executive transition charges and $0.4 million of transaction costs related to the sale of our EMEA staffing operations.

The asset impairment charge of $2.2 million in the first quarter of 2026 relates to certain right-of-use assets and reflects our ongoing realignment of our lease portfolio.

The gain on sale of EMEA staffing operations relates to the January 2024 sale. In the first six months of 2025, we recognized a gain of $4.0 million upon the settlement of working capital and other adjustments.

Income tax expense was $2.2 million for the first six months of 2026 compared to income tax expense of $2.7 million for the first six months of 2025, with the change primarily driven by changes in pretax income and the benefit of work opportunity tax credits in the first six months of 2025.

Operating Results By Segment
(in millions)

	Second Quarter			June Year-to-Date
	2026	2025	% Change	2026	2025	% Change
Revenue from Services:
Enterprise Talent Management	$485.5	$516.4	(6.0)%	$944.7	$1,045.5	(9.6)%
Science, Engineering & Technology	301.6	321.1	(6.1)	590.8	648.4	(8.9)
Education	253.5	265.3	(4.4)	547.6	574.3	(4.6)
Less: Intersegment revenue	(2.4)	(1.0)	140.0	(4.2)	(1.5)	180.0
Consolidated Total	$1,038.2	$1,101.8	(5.8)%	$2,078.9	$2,266.7	(8.3)%

Second Quarter Results

The decrease in ETM revenue from services of 6.0% was primarily driven by a decrease of 10.0% in staffing services resulting from lower hours volume primarily at certain large customers and a decrease of 9.3% from outcome-based services primarily due to the relationship exit of a large contact-center customer that ended as of the third quarter of 2025. Permanent placement fees decreased 41.4%, reflecting lower market demand. These decreases were partially offset by an increase of 6.3% in talent solutions driven by new customer wins and volume increases.

The decrease in SET revenue from services of 6.1% was primarily driven by declines in hours volume in our staffing specialties, largely from changes in demand related to U.S. federal government contractors and IT services, partially offset by an increase in permanent placement fees.

The decrease in Education revenue from services of 4.4% was driven primarily by a reduction in demand in key markets due to declines in student enrollment.

June Year-to-Date Results

The decrease in ETM revenue from services of 9.6% was primarily driven by a decrease of 13.5% in staffing services resulting from lower hours volume primarily at certain large customers and a decrease of 14.8% from outcome-based services primarily due to the relationship exit of a large contact-center customer that ended as of the third quarter of 2025. Permanent placement fees decreased 32.7%, reflecting lower market demand. These decreases were partially offset by an increase of 4.7% in talent solutions driven by new customer wins and volume increases.

The decrease in SET revenue from services of 8.9% was primarily driven by declines in hours volume in our staffing specialties, largely from changes in demand related to U.S. federal government contractors and IT services, partially offset by an increase in permanent placement fees.

The decrease in Education revenue from services of 4.6% was driven primarily by the impact of prior year delayed contract decisions, weather-related school closures and a reduction in demand in key markets due to declines in student enrollment.

Operating Results By Segment (continued)
(in millions)

	Second Quarter				June Year-to-Date
	2026	2025	Change		2026	2025	Change
Gross Profit:
Enterprise Talent Management	$99.5	$103.4	(3.8)%		$185.1	$210.7	(12.1)%
Science, Engineering & Technology	76.5	83.0	(7.8)		148.3	166.0	(10.7)
Education	36.0	39.1	(7.9)		75.0	85.3	(12.1)
Consolidated Total	$212.0	$225.5	(6.0)%		$408.4	$462.0	(11.6)%

Gross Profit Rate:
Enterprise Talent Management	20.5%	20.0%	0.5	pts.	19.6%	20.1%	(0.5)	pts.
Science, Engineering & Technology	25.4	25.8	(0.4)		25.1	25.6	(0.5)
Education	14.2	14.7	(0.5)		13.7	14.9	(1.2)
Consolidated Total	20.4%	20.5%	(0.1)	pts.	19.6%	20.4%	(0.8)	pts.

Second Quarter Results

Gross profit for ETM decreased on lower revenue volume. The gross profit rate increased by 50 bps primarily due to lower employee-related costs, partially offset by lower permanent placement fees.

The SET gross profit decreased on lower revenue volume. The gross profit rate decreased by 40 bps primarily due to changes in business mix, partially offset by lower employee-related costs and higher permanent placement fees.

Gross profit for the Education segment decreased on lower revenue volume. The gross profit rate decreased by 50 bps, primarily due to higher employee-related costs and lower permanent placement fees.

June Year-to-Date Results

Gross profit for the ETM segment decreased on lower revenue volume. The gross profit rate decreased by 50 bps primarily due to higher employee-related costs.

The SET gross profit decreased on lower revenue volume. The gross profit rate decreased by 50 bps primarily due to changes in business mix and higher employee-related costs, partially offset by higher permanent placement fees.

Gross profit for the Education segment decreased on lower revenue volume. The gross profit rate decreased by 120 bps primarily due to higher employee-related costs and lower permanent placement fees.

Operating Results By Segment (continued)
(in millions)

	Second Quarter			June Year-to-Date
	2026	2025	% Change	2026	2025	% Change
SG&A Expenses (excluding depreciation and amortization):
Enterprise Talent Management	$88.7	$92.8	(4.4)%	$175.6	$193.8	(9.4)%
Science, Engineering & Technology	58.3	63.2	(7.8)	115.9	132.3	(12.4)
Education	25.3	25.5	(0.8)	52.0	52.4	(0.8)
Corporate expenses	11.8	13.3	(11.3)	28.2	29.2	(3.4)
Consolidated Total	$184.1	$194.8	(5.5)%	$371.7	$407.7	(8.8)%

Second Quarter Results

The 4.4% decrease in ETM SG&A expenses excluding depreciation and amortization was primarily due to lower salary-related costs as a result of operating efficiencies and expense management actions in response to lower revenue volume compared to the prior year.

The 7.8% decrease in SET SG&A expenses excluding depreciation and amortization was primarily due to lower salary-related costs as a result of operating efficiencies and expense management actions in response to lower revenue volume compared to the prior year.

The 0.8% decrease in Education SG&A expenses excluding depreciation and amortization primarily related to lower performance-based incentive compensation.

The 11.3% decrease in Corporate expenses was primarily driven by lower integration, realignment, and restructuring charges in the second quarter of 2026 as compared to the prior year.

June Year-to-Date Results

The 9.4% decrease in ETM SG&A expenses excluding depreciation and amortization was primarily due to lower salary-related costs and lower shared service costs as a result of operating efficiencies and expense management actions in response to lower revenue volume compared to the prior year.

The 12.4% decrease in SET SG&A expenses excluding depreciation and amortization was primarily due to lower salary-related costs and performance-based incentive compensation as a result of operating efficiencies and expense management actions in response to lower revenue volume compared to the prior year.

The 0.8% decrease in Education SG&A expenses excluding depreciation and amortization primarily related to lower performance-based incentive compensation.

The 3.4% decrease in Corporate expenses was primarily driven by lower integration, realignment, and restructuring charges, partially offset by investment in the Growth Office and other corporate initiatives in the first six months of 2026 as compared to the prior year.

Operating Results By Segment (continued)
(in millions)

	Second Quarter			June Year-to-Date
	2026	2025	% Change	2026	2025	% Change
Business Unit Profit
Enterprise Talent Management	$10.8	$10.6	1.9%	$9.5	$16.9	(43.8)%
Science, Engineering & Technology	18.2	19.8	(8.1)	30.2	33.7	(10.4)
Education	10.7	13.6	(21.3)	23.0	32.9	(30.1)
Business unit profit	39.7	44.0	(9.8)	62.7	83.5	(24.9)
Corporate	(11.8)	(13.3)	(11.3)	(28.2)	(29.2)	(3.4)
Gain on sale of EMEA staffing operations	—	4.0	NM	—	4.0	NM
Depreciation and amortization	(11.8)	(12.5)	(5.6)	(23.5)	(25.3)	(7.1)
Consolidated total earnings from operations	$16.1	$22.2	(27.5)%	$11.0	$33.0	(66.7)%

Second Quarter Results

ETM business unit profit increased compared to the prior year due to lower SG&A expenses. SET and Education business unit profit decreased compared to the prior year primarily due to lower revenue and gross profit, partially offset by lower SG&A expenses.

June Year-to-Date Results

ETM, SET, and Education business unit profit decreased compared to the prior year primarily due to lower revenue and gross profit, partially offset by lower SG&A expenses.

Financial Condition

Historically, we have financed our operations through cash generated by operating activities and access to credit markets. Our working capital requirements are primarily generated from temporary employee payroll, which is generally paid weekly, and customer accounts receivable, which is generally outstanding for longer periods. Since receipts from customers lag payroll to temporary employees, working capital requirements increase substantially in periods of growth. Conversely, when economic activity slows, working capital requirements may substantially decrease. This may result in an increase in our operating cash flows; however, any such increase would not be sustainable in the event that an economic downturn continued for an extended period. We also experience material seasonal fluctuations in working capital in our Education segment due to schools being mostly out of session during the summer.

As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: cash, cash equivalents and restricted cash, operating activities, investing activities and financing activities.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash totaled $28.0 million at the end of the second quarter of 2026 and $37.7 million at year-end 2025. As further described below, we generated $23.8 million of cash from operating activities, generated $0.2 million of cash from investing activities and used $31.2 million of cash for financing activities.

Operating Activities

In the first six months of 2026, we generated $23.8 million of net cash from operating activities, as compared to generating $119.3 million in the first six months of 2025. The decrease was primarily due to higher working capital requirements as compared to the same period of the prior year.

Trade accounts receivable totaled $1.2 billion at the end of the second quarter of 2026. Global DSO was 61 days at both second quarter-end 2026 and year-end 2025.

Our working capital position (total current assets less total current liabilities) was $429.9 million at the end of the second quarter of 2026, a decrease of $16.6 million from year-end 2025. The current ratio (total current assets divided by total current liabilities) was 1.5 at the end of the second quarter of 2026 and 1.5 at year-end 2025.

Investing Activities

In the first six months of 2026, we generated $0.2 million of cash from investing activities, as compared to generating $24.7 million in the first six months of 2025. Cash generated by investing activities in the first six months of 2026 is primarily driven by $2.7 million of proceeds from company-owned life insurance, partially offset by $2.6 million of capital expenditures. Included in the cash generated by investing activities in the first six months of 2025 is $21.8 million of proceeds from the sale of our EMEA staffing operations, $6.4 million of cash from the sale of the PersolKelly investment and $1.6 million of proceeds from company-owned life insurance, partially offset by $4.5 million of cash used for capital expenditures.

Financing Activities

We used $31.2 million of cash for financing activities in the first six months of 2026, as compared to using $172.7 million in the first six months of 2025. The change in cash used from financing activities was primarily driven by lower net repayments of $23.8 million on our credit facilities in 2026 compared to net repayments of $165.1 million on our credit facilities in 2025. Dividends paid per common share were $0.075 in each of the first two quarters of 2026 and 2025.

Debt-to-total capital (total debt reported in the consolidated balance sheet divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 7.4% at the end of the second quarter of 2026 and 9.4% at year-end 2025.

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

As of second quarter-end 2026, we had $150.0 million of available capacity on our $150.0 million revolving credit facility and $129.3 million of available capacity on our $250.0 million securitization facility. The revolving credit facility carried no long-term borrowings on the floating or term benchmark lines of credit. The securitization facility carried $78.1 million of long-term borrowings and $42.6 million of standby letters of credit related to workers’ compensation. The credit facilities also include provisions that would allow for expansion of our combined borrowing capacity by $250.0 million.

Together, the revolving credit and securitization facilities provide us with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. We believe our cash flow from operations, the availability of liquidity under our credit facilities, including the expansion provisions which allows us to increase our borrowing capacity and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements, while maintaining sufficient liquidity for normal operating purposes. As of second quarter-end 2026, we met the debt covenants related to our revolving credit facility and securitization facility.

As of second quarter-end of 2026, we had additional unsecured, uncommitted short-term local credit facilities totaling $3.1 million, under which we had no borrowings. Details of our debt facilities are contained in the Debt footnote in the notes to our consolidated financial statements.

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

Actual events and results may differ materially from those expressed or implied by forward-looking statements due to a number of factors. The principal risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, (i) changing market and economic conditions, (ii) disruption in the labor market and weakened demand for human capital resulting from technological advances, competitive pressures and pricing, loss of large corporate customers and government contractor requirements, (iii) the impact of laws and regulations (including federal, state and international tax laws), (iv) unexpected changes in claim trends on workers’ compensation, unemployment, disability and medical benefit plans, (v) litigation and other legal liabilities (including tax liabilities) in excess of our estimates, (vi) our ability to achieve our business's anticipated growth strategies, (vii) our future business development, results of operations and financial condition, (viii) damage to our brands, (ix) dependence on third parties for the execution of critical functions, (x) conducting business in foreign countries, including foreign currency fluctuations, (xi) availability of temporary workers with appropriate skills required by customers, (xii) cyberattacks or other breaches of network or information technology security, and (xiii) other risks, uncertainties and factors discussed in this report and in our other filings with the Securities and Exchange Commission, including those discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2025. Actual results may differ materially from any forward-looking statements contained herein, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our exposure to market risk, foreign currency risk, or interest rate risk, or to our related risk management procedures, during the second quarter of 2026 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 28, 2025, other than factors discussed below.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Repurchases of Equity Securities

During the second quarter of 2026, we reacquired shares of our common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions)
March 30, 2026 through May 3, 2026	3,014	$9.32	—	$30.0
May 4, 2026 through May 31, 2026	4,393	9.60	—	$30.0
June 1, 2026 through June 28, 2026	98	11.62	—	$30.0
Total	7,505	$9.51	—

On November 26, 2024, our board of directors approved a share repurchase program for us to repurchase shares covering up to an aggregate of $50.0 million of our Class A common stock. The share repurchase authorization expires on December 2, 2026. We may also reacquire shares sold by employees to cover employee tax withholdings due upon the vesting of restricted stock. During the second quarter of 2026, 7,505 shares were reacquired solely to cover employee tax withholdings and not pursuant to the repurchase program.

Item 5.  Other Information.

Securities Trading Plans of Directors and Executive Officers

During the second quarter of 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.  Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, effective May 13, 2026 (Reference is made to Exhibit 3.1 to the Form 8-K filed with the Commission on May 13, 2026, which is incorporated herein by reference).

3.2	Amended and Restated Bylaws, effective May 7, 2026 (Reference is made to Exhibit 3.2 to the Form 8-K filed with the Commission on May 13, 2026, which is incorporated herein by reference).

10.1	First Amended and Restated Receivables Purchase Agreement Amendment No. 6, dated as of June 22, 2026, among Kelly Receivables Funding, LLC, as Seller, Kelly Services, Inc., as Servicer, and PNC Bank, National Association, as Administrator for each Purchaser Group, as Purchaser Agent for the PNC Purchaser Group, as a Related Committed Purchaser, as LC Bank, and as an LC Participant.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KELLY SERVICES, INC.

Date: August 6, 2026

/s/ Troy R. Anderson
Troy R. Anderson

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2026

/s/ Nicholas A. Zuhlke
Nicholas A. Zuhlke

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)