Form 10-Q
period 2026-09-27
KELLY SERVICES INC
filed 2026-11-05
CIK 55135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
OR
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
Yes ☐ No ☒
At October 26, 2026, 31,545,145 shares of Class A and 3,296,041 shares of Class B common stock of the Registrant were outstanding.

KELLY SERVICES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
KELLY SERVICES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in millions, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Revenue from services	$927.2	$935.0	$3,006.1	$3,201.7
Cost of services	732.8	741.0	2,403.3	2,545.7
Gross profit	194.4	194.0	602.8	656.0
Selling, general and administrative expenses	193.6	194.4	588.8	627.4
Asset impairment charge	0.2	—	2.4	—
Goodwill impairment charge	—	102.0	—	102.0
Gain on sale of EMEA staffing operations	—	(0.3)	—	(4.3)
Earnings (loss) from operations	0.6	(102.1)	11.6	(69.1)
Other income (expense), net	(1.1)	(1.6)	(4.4)	(7.1)
Earnings (loss) before taxes	(0.5)	(103.7)	7.2	(76.2)
Income tax expense	1.2	46.4	3.4	49.1
Net earnings (loss)	$(1.7)	$(150.1)	$3.8	$(125.3)

Basic earnings (loss) per share	$(0.05)	$(4.26)	$0.10	$(3.56)
Diluted earnings (loss) per share	$(0.05)	$(4.26)	$0.10	$(3.56)

Average shares outstanding:
Basic	34.7	35.3	34.6	35.2
Diluted	34.7	35.3	35.1	35.2

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net earnings (loss)	$(1.7)	$(150.1)	$3.8	$(125.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $0.1 and $0.0, and tax expense of $0.1 and $0.6, respectively	0.1	(0.2)	(1.1)	6.1
Less: Reclassification adjustments included in net earnings	—	—	—	—
Foreign currency translation adjustments	0.1	(0.2)	(1.1)	6.1
Other comprehensive income (loss)	0.1	(0.2)	(1.1)	6.1
Comprehensive income (loss)	$(1.6)	$(150.3)	$2.7	$(119.2)

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions)

	September 27, 2026	December 28, 2025
Current Assets
Cash and equivalents	$22.2	$33.0
Trade accounts receivable, less allowances of $10.8 and $10.0, respectively	1,300.0	1,188.7
Prepaid expenses and other current assets	53.0	46.6
Total current assets	1,375.2	1,268.3

Noncurrent Assets
Property and equipment, net	17.6	20.5
Operating lease right-of-use assets	35.1	42.9
Deferred taxes	162.6	163.2
Retirement plan assets	297.3	289.7
Goodwill	202.1	202.1
Intangibles, net	200.3	226.2
Other assets	49.4	37.7
Total noncurrent assets	964.4	982.3
Total Assets	$2,339.6	$2,250.6

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$670.8	$631.4
Operating lease liabilities	10.5	12.3
Accrued payroll and related taxes	169.9	140.9
Accrued workers' compensation and other claims	20.8	20.9
Income and other taxes	16.9	16.3
Total current liabilities	888.9	821.8

Noncurrent Liabilities
Long-term debt	122.5	101.9
Operating lease liabilities	39.3	44.9
Accrued workers' compensation and other claims	34.0	34.2
Accrued retirement benefits	267.8	263.7
Other long-term liabilities	6.9	7.6
Total noncurrent liabilities	470.5	452.3
Commitments and contingencies (see Contingencies footnote)

Stockholders' Equity
Capital stock, $1.00 par value
Class A common stock, 100.0 million shares authorized; 35.2 million shares issued at 2026 and 2025	35.2	35.2
Class B common stock, 10.0 million shares authorized; 3.3 million shares issued at 2026 and 2025	3.3	3.3
Treasury stock, at cost
Class A common stock, 3.7 million shares at 2026 and 4.3 million shares at 2025	(54.5)	(63.1)
Class B common stock	(0.6)	(0.6)
Paid-in capital	36.9	36.3
Earnings invested in the business	960.7	965.1
Accumulated other comprehensive income (loss)	(0.8)	0.3
Total stockholders' equity	980.2	976.5
Total Liabilities and Stockholders' Equity	$2,339.6	$2,250.6

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

						Earnings Invested in the Business	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Paid-in Capital
	Class A	Class B	Class A	Class B
Balance at December 28, 2025	$35.2	$3.3	$(63.1)	$(0.6)	$36.3	$965.1	$0.3	$976.5
Net issuance of stock awards	—	—	7.0	—	(5.2)	—	—	1.8
Net earnings (loss)	—	—	—	—	—	(5.9)	—	(5.9)
Dividends	—	—	—	—	—	(2.7)	—	(2.7)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1.2)	(1.2)
Balance at March 29, 2026	$35.2	$3.3	$(56.1)	$(0.6)	$31.1	$956.5	$(0.9)	$968.5
Net issuance of stock awards	—	—	0.9	—	4.0	—	—	4.9
Net earnings (loss)	—	—	—	—	—	11.4	—	11.4
Dividends	—	—	—	—	—	(2.8)	—	(2.8)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—
Balance at June 28, 2026	$35.2	$3.3	$(55.2)	$(0.6)	$35.1	$965.1	$(0.9)	$982.0
Net issuance of stock awards	—	—	0.7	—	1.8	—	—	2.5
Net earnings (loss)	—	—	—	—	—	(1.7)	—	(1.7)
Dividends	—	—	—	—	—	(2.7)	—	(2.7)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	0.1	0.1
Balance at September 27, 2026	$35.2	$3.3	$(54.5)	$(0.6)	$36.9	$960.7	$(0.8)	$980.2

KELLY SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(UNAUDITED)
(in millions)

						Earnings Invested in the Business	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Paid-in Capital
	Class A	Class B	Class A	Class B
Balance at December 29, 2024	$35.2	$3.3	$(60.8)	$(0.6)	$34.2	$1,230.2	$(6.9)	$1,234.6
Net issuance of stock awards	—	—	5.3	—	(3.7)	—	—	1.6
Net earnings (loss)	—	—	—	—	—	5.8	—	5.8
Dividends	—	—	—	—	—	(2.8)	—	(2.8)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1.3	1.3
Balance at March 30, 2025	$35.2	$3.3	$(55.5)	$(0.6)	$30.5	$1,233.2	$(5.6)	$1,240.5
Net issuance of stock awards	—	—	0.8	—	3.5	—	—	4.3
Net earnings (loss)	—	—	—	—	—	19.0	—	19.0
Dividends	—	—	—	—	—	(2.7)	—	(2.7)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	5.0	5.0
Balance at June 29, 2025	$35.2	$3.3	$(54.7)	$(0.6)	$34.0	$1,249.5	$(0.6)	$1,266.1
Net issuance of stock awards	—	—	0.4	—	1.7	—	—	2.1
Net earnings (loss)	—	—	—	—	—	(150.1)	—	(150.1)
Dividends	—	—	—	—	—	(2.8)	—	(2.8)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(0.2)	(0.2)
Balance at September 28, 2025	$35.2	$3.3	$(54.3)	$(0.6)	$35.7	$1,096.6	$(0.8)	$1,115.1

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	39 Weeks Ended
	September 27, 2026	September 28, 2025
Cash flows from operating activities:
Net earnings (loss)	$3.8	$(125.3)
Adjustments to reconcile net earnings to net cash from operating activities:
Asset impairment charge	2.4	—
Goodwill impairment charge	—	102.0
Deferred income taxes	0.5	41.3
Gain on sale of EMEA staffing operations	—	(4.3)
Depreciation and amortization	33.3	32.0
Operating lease asset amortization	7.6	8.1
Provision for credit losses and sales allowances	1.9	4.1
Stock-based compensation	10.1	9.8
Other, net	1.0	(0.1)
Changes in operating assets and liabilities
Accounts receivable	(124.5)	74.9
Other assets	(15.8)	3.5
Accounts payable	50.2	(27.0)
Other liabilities	(1.2)	(25.0)
Net cash from (used in) operating activities	(30.7)	94.0

Cash flows from investing activities:
Capital expenditures	(4.3)	(6.8)
Proceeds from sale of EMEA staffing operations, net of cash disposed	—	21.8
Proceeds from company-owned life insurance	13.7	1.6
Proceeds from sale of PersolKelly investment	—	6.4
Other investing activities	(0.2)	(1.1)
Net cash from investing activities	9.2	21.9

Cash flows from financing activities:
Proceeds from long-term debt	1,144.2	1,178.2
Payments on long-term debt	(1,123.6)	(1,299.2)
Dividend payments	(8.2)	(8.3)
Payments of tax withholding for stock awards	(1.9)	(1.9)
Other financing activities	(0.5)	(0.2)
Net cash from (used in) financing activities	10.0	(131.4)

Effect of exchange rates on cash, cash equivalents and restricted cash	0.1	5.3
Net change in cash, cash equivalents and restricted cash	(11.4)	(10.2)
Cash, cash equivalents and restricted cash at beginning of period	37.7	45.6
Cash, cash equivalents and restricted cash at end of period (1)	$26.3	$35.4

KELLY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in millions)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts reported in the Company's consolidated balance sheets:

	39 Weeks Ended
	September 27, 2026	September 28, 2025
Reconciliation of cash, cash equivalents and restricted cash:
Current assets:
Cash and cash equivalents	$22.2	$30.1
Restricted cash included in prepaid expenses and other current assets	0.8	0.6
Noncurrent assets:
Restricted cash included in other assets	3.3	4.7
Cash, cash equivalents and restricted cash at end of period	$26.3	$35.4

See accompanying unaudited Notes to Consolidated Financial Statements.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In millions, except share and per share data)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Kelly Services, Inc. (the “Company,” “Kelly,” “we” or “us”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 28, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2026 (the 2025 consolidated financial statements). There were no changes in accounting policies from those disclosed in the Form 10-K. The Company’s third fiscal quarter ended on September 27, 2026 and September 28, 2025, each of which contained 13 weeks (“third quarter”). The corresponding September year-to-date periods for 2026 and 2025 each contained 39 weeks (“September year-to-date”).

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

The following tables present the Company's segment revenues disaggregated by service type:

	Third Quarter 2026
	Staffing Services	Outcome-based Services	Talent Solutions	Permanent Placement	Total
Enterprise Talent Management	$243.8	$107.8	$142.0	$2.5	$496.1
Science, Engineering & Technology	169.9	121.8	—	10.4	302.1
Education	132.9	—	—	1.3	134.2
Total Segment Revenue	$546.6	$229.6	$142.0	$14.2	$932.4
Intersegment					(5.2)
Total Revenue from Services					$927.2

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	Third Quarter 2025

	Staffing Services	Outcome-based Services	Talent Solutions	Permanent Placement	Total
Enterprise Talent Management	$246.7	$108.5	$127.2	$2.1	$484.5
Science, Engineering & Technology	195.2	104.3	—	8.8	308.3
Education	142.5	—	—	0.8	143.3
Total Segment Revenue	$584.4	$212.8	$127.2	$11.7	$936.1
Intersegment					(1.1)
Total Revenue from Services					$935.0

	September Year-to-Date 2026

	Staffing Services	Outcome-based Services	Talent Solutions	Permanent Placement	Total
Enterprise Talent Management	$712.4	$324.2	$398.2	$6.0	$1,440.8
Science, Engineering & Technology	511.4	352.7	—	28.8	892.9
Education	677.8	—	—	4.0	681.8
Total Segment Revenue	$1,901.6	$676.9	$398.2	$38.8	$3,015.5
Intersegment					(9.4)
Total Revenue from Services					$3,006.1

	September Year-to-Date 2025

	Staffing Services	Outcome-based Services	Talent Solutions	Permanent Placement	Total
Enterprise Talent Management	$788.3	$362.5	$371.9	$7.3	$1,530.0
Science, Engineering & Technology	609.5	321.0	—	26.2	956.7
Education	713.1	—	—	4.5	717.6
Total Segment Revenue	$2,110.9	$683.5	$371.9	$38.0	$3,204.3
Intersegment					(2.6)
Total Revenue from Services					$3,201.7

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

The table below presents the Company's revenues disaggregated by geography:

	Third Quarter		September Year-to-Date
	2026	2025	2026	2025
Americas
United States	$822.5	$823.9	$2,693.8	$2,867.4
Other	74.7	83.0	224.6	252.5
Total Americas Region	897.2	906.9	2,918.4	3,119.9
Total Europe Region	13.2	10.9	38.8	32.4
Total Asia-Pacific Region	16.8	17.2	48.9	49.4
Total Kelly Services, Inc.	$927.2	$935.0	$3,006.1	$3,201.7

3. Credit Losses

The rollforward of the Company's allowance for credit losses related to trade accounts receivable, which is recorded in trade accounts receivable, less allowance in the consolidated balance sheets, is as follows:

	September Year-to-Date
	2026	2025
Allowance for credit losses:
Beginning balance	$6.4	$4.9
Current period provision	1.1	3.4
Currency exchange effects	—	0.1
Write-offs	(0.9)	(0.7)
Ending balance	$6.6	$7.7

Write-offs are presented net of recoveries, which were not material for third quarter-end 2026 or 2025. No other allowances related to other receivables were material as of third quarter-end 2026 or 2025.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis as of third quarter-end 2026 and year-end 2025 in the consolidated balance sheets by fair value hierarchy level, as described below.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs. There were no transfers between Level 1, Level 2, and Level 3 assets or liabilities in the third quarter of 2026 or 2025.

	As of Third Quarter-End 2026
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

Money Market Funds

Money market funds represent investments in money market funds that hold government securities, all of which are restricted as of third quarter-end 2026 and year-end 2025, and are included in other assets in the consolidated balance sheets. These restricted funds represent cash balances that are required to be maintained to fund disability claims in California. The valuations of money market funds are based on quoted market prices of those accounts as of the respective period end.

Indemnification Liabilities

As of third quarter-end 2026, the Company’s indemnification liabilities totaled $2.3 million, consisting of $1.4 million related to the January 2024 sale of the EMEA staffing operations, with $0.1 million in accounts payable and accrued liabilities and $1.3 million in other long-term liabilities, and $0.9 million related to the 2020 sale of the Brazil operations included in other long-term liabilities in the consolidated balance sheets. These balances are unchanged from year-end 2025. No payments were made under either indemnification agreement during September year-to-date 2026, and the impact of remeasurement adjustments and foreign currency exchange rate fluctuations was not significant. These liabilities are classified as Level 3 and remeasured on a recurring basis using discounted probability-weighted cash flows, with changes recognized in earnings.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Equity Investment Without Readily Determinable Fair Value

As of third quarter-end 2026, the Company holds an equity investment without a readily determinable fair value, measured under the measurement alternative, with a carrying value of $3.5 million included in other assets in the consolidated balance sheets. No impairment indicators were identified and no observable price changes occurred during the third quarter of 2026.

5. Integration, Realignment and Restructuring

2026 Actions

As a continuation of the efforts announced in 2025, the Company incurred integration and realignment costs of $5.1 million and $12.7 million for the third quarter and September year-to-date 2026, respectively. For the third quarter of 2026, integration and realignment costs consisted of $1.9 million of IT-related charges, $1.3 million of severance and $1.9 million of fees and other costs to execute the initiatives. For September year-to-date 2026, integration and realignment costs consisted of $7.0 million of IT-related charges, $1.8 million of severance and $3.9 million of fees and other costs to execute the initiatives. The severance costs incurred as a part of these efforts are primarily accounted for in accordance with ASC 712 Compensation—Nonretirement Postemployment Benefits. The integration and realignment costs are recorded in SG&A expenses in the consolidated statements of earnings and are shown in the tables below.

	Third Quarter 2026
	IT-related Charges	Severance	Fees and Other	Total
Enterprise Talent Management	$—	$0.5	$0.1	$0.6
Science, Engineering & Technology	—	0.5	0.2	0.7
Education	—	0.2	—	0.2
Corporate	1.9	0.1	1.6	3.6
Total	$1.9	$1.3	$1.9	$5.1

	September Year-to-Date 2026
	IT-related Charges	Severance	Fees and Other	Total
Enterprise Talent Management	$—	$0.5	$0.1	$0.6
Science, Engineering & Technology	—	0.8	0.4	1.2
Education	—	0.3	—	0.3
Corporate	7.0	0.2	3.4	10.6
Total	$7.0	$1.8	$3.9	$12.7

Related to the Company’s ongoing realignment of its lease portfolio, the Company recognized impairment charges of $2.2 million and $0.2 million for certain right-of-use assets during the first and third quarter of 2026, respectively, for a total impairment charge of $2.4 million during September year-to-date 2026. The impairment charges were recorded in the asset impairment charge in the consolidated statements of earnings.

2025 Actions

In the first quarter of 2025, the Company launched various initiatives aimed at integrating MRP and other prior acquisitions, combining operating segments, and further aligning processes and technology across the Company. The costs incurred related to these integration and realignment initiatives totaled $3.5 million and $20.3 million during the third quarter and September year-to-date 2025, respectively. For the third quarter of 2025, integration and realignment costs consisted of $2.1 million of IT-related charges and $1.4 million of fees and other costs to execute the initiatives. For September year-to-date 2025, integration and realignment costs consisted of $9.1 million of IT-related charges, $6.5 million of severance and $4.7 million of fees and other costs to execute the initiatives. The severance costs incurred as a part of these efforts are primarily accounted for in

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
accordance with ASC 712 Compensation—Nonretirement Postemployment Benefits. The integration and realignment costs are recorded in SG&A expenses in the consolidated statements of earnings and are shown in the tables below.

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

6. Intangibles

During the second quarter of 2026, as part of ongoing integration and realignment efforts, the Company reassessed and reduced the remaining useful life of certain finite-lived intangible assets, resulting in accelerated amortization expense accounted for prospectively over the revised estimated remaining useful life. Accelerated amortization was immaterial for the second quarter of 2026 and totaled $3.8 million for the third quarter of 2026. An additional $3.0 million is estimated to be recognized during the remainder of 2026, resulting in total amortization expense of $36.2 million for 2026. The revised annual intangible amortization expense is expected to be $33.9 million in 2027, $32.3 million in 2028, $28.8 million in 2029, and $25.4 million in 2030.

7. Debt

Revolving Credit Facility

The Company has a $150.0 million, five-year revolving credit facility (the “Facility”), with a termination date of May 29, 2029. The Facility is available to be used to fund working capital, acquisitions and general corporate needs. The Facility is secured by certain assets of the Company, excluding U.S. trade accounts receivable.

At the end of the third quarter of 2026 and at year-end 2025, there were no long-term borrowings under the Facility and a remaining borrowing capacity of $150.0 million. To maintain availability of the funds, the Company pays a facility fee on the full amount of the Facility, regardless of usage. The facility fee varies based on the Company’s leverage ratio as defined in the agreement. The Facility, which contains a cross-default clause that could result in termination if defaults occur under the Company's other loan agreements, had a facility fee of 15.0 basis points at the end of the third quarter of 2026 and at year-end 2025. The Facility’s financial covenants and restrictions are described below, all of which were met at the end of the third quarter of 2026:

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

Securitization Facility

On June 22, 2026, the Company and Kelly Receivables Funding, LLC, a wholly owned bankruptcy remote special purpose subsidiary of the Company (the “Receivables Entity”), amended the Receivables Purchase Agreement related to its $250.0 million securitization facility (the “Securitization Facility”). The amendment (i) extended the maturity date to June 22, 2028, and (ii) changed certain of the terms and conditions.

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

At the end of the third quarter of 2026, the Securitization Facility had $122.5 million of long-term borrowings, SBLCs of $42.6 million related to workers’ compensation and a remaining borrowing capacity of $84.9 million. The rate for these borrowings includes the adjusted daily SOFR and a 1.10% utilization rate on the amount of the Company's borrowings. The rate for the SBLCs of 1.10% represents a utilization rate on the outstanding balance. In addition, the Company pays a commitment fee on the unused capacity of 35.0 basis points when usage is greater than 50% of the purchase limit or 40.0 basis points when usage is equal to or less than 50% of the purchase limit. At year-end 2025, the Securitization Facility had $101.9 million of long-term borrowings, SBLCs of $42.6 million related to workers’ compensation and a remaining borrowing capacity of $105.5 million. The rate for these borrowings also included an additional 0.10% SOFR margin. The Company paid a commitment fee of 40.0 basis points on the unused capacity in 2025.

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

Local Credit Facilities

The Company had total unsecured, uncommitted short-term local credit facilities of $3.0 million at the end of the third quarter of 2026. The Company had no borrowings under these lines at the end of the third quarter of 2026 and at year-end 2025.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
8. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the third quarter and September year-to-date of 2026 and 2025 are included in the table below.

	Third Quarter		September Year-to-Date
	2026	2025	2026	2025
Foreign currency translation adjustments:
Beginning balance	$(0.9)	$(0.6)	$0.3	$(6.9)
Other comprehensive income (loss) before reclassifications	0.1	(0.2)	(1.1)	6.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive income (loss)	0.1	(0.2)	(1.1)	6.1
Ending balance	(0.8)	(0.8)	(0.8)	(0.8)
Total accumulated other comprehensive income (loss)	$(0.8)	$(0.8)	$(0.8)	$(0.8)

9. Earnings (Loss) Per Share

The reconciliation of basic and diluted earnings (loss) per share on common stock for the third quarter and September year-to-date 2026 and 2025 is as follows:

	Third Quarter		September Year-to-Date
	2026	2025	2026	2025
Net earnings (loss)	$(1.7)	$(150.1)	$3.8	$(125.3)
Less: earnings allocated to participating securities	—	—	(0.4)	—
Net earnings (loss) available to common shareholders	$(1.7)	$(150.1)	$3.4	$(125.3)

Average common shares outstanding (millions):
Basic	34.7	35.3	34.6	35.2
Dilutive share awards	—	—	0.5	—
Diluted	34.7	35.3	35.1	35.2

Basic earnings (loss) per share	$(0.05)	$(4.26)	$0.10	$(3.56)
Diluted earnings (loss) per share	$(0.05)	$(4.26)	$0.10	$(3.56)

Due to the Company’s net loss in the third quarter of 2026 and 2025 and September year-to-date 2025, potentially dilutive share awards outstanding, primarily related to non-employee directors deferred compensation plan and performance shares (see Stock-Based Compensation footnote for a description of performance shares) of 0.5 million shares and 0.4 million shares for the third quarter of 2026 and 2025, respectively, and 0.5 million for September year-to-date 2025, had an anti-dilutive effect on diluted earnings per share and were excluded from the computation. For September year-to-date 2026, dilutive share awards were included in the calculation. Dividends paid per share for Class A and Class B common stock were $0.075 for the third quarter of 2026 and 2025, and $0.225 for September year-to-date 2026 and 2025.

In November 2024, the Company's board of directors authorized a $50.0 million Class A share repurchase program that expires on December 2, 2026. During the third quarter and September year-to-date 2026 and 2025, the Company did not repurchase any Class A shares under the repurchase program. A total of $30.0 million remained available under the share repurchase program as of third quarter-end 2026.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
10. Stock-Based Compensation

For the third quarter of 2026, the Company recognized stock compensation expense of $3.3 million and a related tax benefit of $0.6 million. For the third quarter of 2025, the Company recognized stock compensation expense of $2.6 million and a related tax benefit of $0.4 million. For September year-to-date 2026, the Company recognized stock compensation expense of $10.1 million and a related tax benefit of $1.1 million. For September year-to-date 2025, the Company recognized stock compensation expense of $9.8 million and a related tax benefit of $1.3 million.

Restricted Stock

A summary of the status of nonvested restricted stock as of third quarter-end 2026 and the year-to-date changes is presented below (in thousands of shares except per share data).

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2025	1,329	$15.72
Granted	1,186	10.54
Vested	(444)	16.56
Forfeited	(260)	14.21
Nonvested at third quarter-end 2026	1,811	$12.34

Performance Shares

2026 Grant

During September year-to-date 2026, the Company granted performance share awards associated with the Company’s Class A common stock to certain senior officers. The payment of performance share awards is contingent upon the achievement of a specific EBITDA margin performance goal with a relative revenue growth modifier over a stated period of time. The maximum number of performance shares that may be earned is 200% of the target shares originally granted. These awards have three one-year performance periods: 2026, 2027 and 2028, with the payout for each performance period based on separate financial measure goals that are set in February of each of the three performance periods. Earned shares during each performance period will cliff vest in February 2029 after approval of the financial results by the Compensation Committee, if not forfeited by the recipient. No dividends are paid on these performance shares.

A summary of the status of all nonvested performance shares at target as of third quarter-end 2026 and the year-to-date changes is presented below (in thousands of shares except per share data). The vesting adjustment in the table below represents a portion of the 2023 performance shares that did not vest because actual achievement was below the threshold level or was not achieved, and resulted in no payout.

	Performance Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested at year-end 2025	616	$15.00
Granted	512	9.67
Vested	(168)	16.31
Forfeited	(124)	11.09
Vesting adjustment	(33)	15.18
Nonvested at third quarter-end 2026	803	$11.05

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

11. Other Income (Expense), Net

Included in other income (expense), net are the following:

	Third Quarter		September Year-to-Date
	2026	2025	2026	2025
Interest income	$0.4	$1.0	$1.3	$2.7
Interest expense	(1.5)	(2.4)	(5.6)	(9.9)
Other	—	(0.2)	(0.1)	0.1
Other income (expense), net	$(1.1)	$(1.6)	$(4.4)	$(7.1)

12. Income Taxes

Income tax expense was $1.2 million for the third quarter of 2026 compared to $46.4 million for the third quarter of 2025. Income tax expense was $3.4 million for September year-to-date 2026 and $49.1 million for September year-to-date 2025. The decreases were primarily due to the $69.7 million valuation allowance charge recorded in the third quarter of 2025 against a portion of the Company’s work opportunity credit carryforwards in addition to the third quarter 2025 goodwill impairment charge, which did not recur in 2026. These decreases were partially offset by the tax effect of changes in pretax income largely attributable to the goodwill impairment in 2025 and by lower work opportunity tax credit benefit in 2026 compared to 2025.

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

The Company records accruals for loss contingencies when the Company believes it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheets. At third quarter-end 2026 and year-end 2025, the gross accrual for litigation costs amounted to $3.4 million and $2.8 million, respectively.

The Company maintains insurance coverage which may cover certain losses. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheets. At third quarter-end 2026 and year-end 2025, there were no related insurance receivables.

The Company estimates the aggregate range of reasonably possible losses, in excess of amounts accrued, is $0.1 million to $3.1 million as of third quarter-end 2026. This range includes matters where a liability has been accrued but it is reasonably possible that the ultimate loss may exceed the amount accrued and for matters where a loss is believed to be reasonably possible, but a liability has not been accrued. The aggregate range only represents matters in which the Company is currently able to estimate a range of loss and does not represent the maximum loss exposure. The estimated range is subject to significant judgment and a

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
variety of assumptions and only based upon currently available information. For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss.

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

The following tables present information about the reported revenue from services of the Company by reportable segment, along with a reconciliation to earnings before taxes, for the third quarter and September year-to-date 2026 and 2025. Asset information by reportable segment is not presented since the Company does not produce such information internally nor does it use such information to manage its business.

	Third Quarter 2026
	ETM	SET	Education	Intersegment	Total
Revenue from services	$496.1	$302.1	$134.2	$(5.2)	$927.2
Cost of services(1)	396.0	226.3	115.7	(5.2)	732.8
Gross profit	100.1	75.8	18.5	—	194.4
Direct salaries(2)	55.6	39.8	14.2
Other segment expenses(3)	29.5	16.8	10.3
SG&A expenses	85.1	56.6	24.5	—	166.2
Asset impairment charge	—	0.2	—		0.2
Business unit profit (loss)	$15.0	$19.0	$(6.0)	$—	$28.0
Corporate SG&A					(12.2)
Depreciation and amortization(4)					(15.2)
Consolidated earnings (loss) from operations					0.6
Other income (expense), net					(1.1)
Earnings (loss) before taxes					$(0.5)

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	September Year-to-Date 2026
	ETM	SET	Education	Intersegment	Total
Revenue from services	$1,440.8	$892.9	$681.8	$(9.4)	$3,006.1
Cost of services(1)	1,155.6	668.8	588.3	(9.4)	2,403.3
Gross profit	285.2	224.1	93.5	—	602.8
Direct salaries(2)	175.1	121.3	45.7
Other segment expenses(3)	85.6	51.2	30.8
SG&A expenses	260.7	172.5	76.5	—	509.7
Asset impairment charge	—	2.4	—		2.4
Business unit profit (loss)	$24.5	$49.2	$17.0	$—	$90.7
Corporate SG&A					(40.4)
Depreciation and amortization(4)					(38.7)
Consolidated earnings (loss) from operations					11.6
Other income (expense), net					(4.4)
Earnings (loss) before taxes					$7.2

	Third Quarter 2025
	ETM	SET	Education	Intersegment	Total
Revenue from services	$484.5	$308.3	$143.3	$(1.1)	$935.0
Cost of services(1)	388.4	230.5	123.2	(1.1)	741.0
Gross profit	96.1	77.8	20.1	—	194.0
Direct salaries(2)	57.0	42.4	15.0
Other segment expenses(3)	30.4	15.4	9.5
SG&A expenses	87.4	57.8	24.5	—	169.7
Goodwill impairment charge	—	102.0	—		102.0
Business unit profit (loss)	$8.7	$(82.0)	$(4.4)	$—	$(77.7)
Corporate SG&A					(12.1)
Gain on sale of EMEA staffing operations					0.3
Depreciation and amortization(4)					(12.6)
Consolidated earnings (loss) from operations					(102.1)
Other income (expense), net					(1.6)
Earnings (loss) before taxes					$(103.7)

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

	September Year-to-Date 2025
	ETM	SET	Education	Intersegment	Total
Revenue from services	$1,530.0	$956.7	$717.6	$(2.6)	$3,201.7
Cost of services(1)	1,223.2	712.9	612.2	(2.6)	2,545.7
Gross profit	306.8	243.8	105.4	—	656.0
Direct salaries(2)	186.4	139.9	46.5
Other segment expenses(3)	94.8	50.2	30.4
SG&A expenses	281.2	190.1	76.9	—	548.2
Goodwill impairment charge	—	102.0	—		102.0
Business unit profit (loss)	$25.6	$(48.3)	$28.5	$—	$5.8
Corporate SG&A					(41.3)
Gain on sale of EMEA staffing operations					4.3
Depreciation and amortization(4)					(37.9)
Consolidated earnings (loss) from operations					(69.1)
Other income (expense), net					(7.1)
Earnings (loss) before taxes					$(76.2)

(1) Cost of services represents those costs directly associated with the earning of revenue. The primary examples of these types of costs are temporary employee wages, along with other employee-related costs, including associated payroll taxes, temporary employee benefits, such as service bonus, holiday pay, health insurance and workers’ compensation costs. These costs differ fundamentally from SG&A expenses in that they arise specifically from the action of providing the Company's services to customers whereas SG&A costs are incurred regardless of whether or not the Company places temporary employees with the Company's customers.

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

	Third Quarter		September Year-to-Date
	2026	2025	2026	2025
Depreciation and amortization:
Enterprise Talent Management	$4.2	$2.5	$8.8	$8.4
Science, Engineering & Technology	8.8	8.0	23.4	23.2
Education	2.2	2.1	6.5	6.3

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional information about certain expense categories in the notes to the financial statements. The new guidance will be effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements and related disclosures.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, which modifies several disclosure and presentation requirements in the FASB Accounting Standards Codification to align them with SEC regulations. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For any amendments in which the SEC has not yet removed the applicable requirement from its regulations by June 30, 2027, the pending content of the related amendment in the FASB codification will not be effective. The Company does not expect this update to have a material impact to the Company’s consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact to the Company's consolidated financial statements and related disclosures.

16. Related Party Transactions

Hunt Equity Opportunities, LLC (“Hunt Equity”) controls approximately 92.2% of the outstanding shares of Kelly Class B common stock as of May 19, 2026. There were no material transactions between the Company and Hunt Equity during the third quarter of 2026.

KELLY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
17. Subsequent Events

On November 4, 2026, the Company’s board of directors declared a dividend of $0.075 per share. The dividend is payable on December 2, 2026 to stockholders of record as of the close of business on November 18, 2026.

On November 4, 2026, the board of directors approved the renewal and extension of the Company's share repurchase program without an expiration date and authorized the repurchase of up to $50.0 million of Class A common stock. The new authorization is inclusive of the $30.0 million that remained available under the prior authorization, which was superseded and replaced by the new authorization.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

In the third quarter, we delivered results that reflect positive trends across much of the portfolio. We achieved a third consecutive quarter of sequential revenue improvement on a year-over-year basis as we capitalized on increasingly constructive demand trends and as the impact of the previously disclosed discrete impacts continued to diminish. Our results reflect improvement in our gross profit margin and continued SG&A discipline.

ETM pivoted to positive reported revenue growth on a year-over-year basis in the quarter. Talent Solutions grew on a year-over-year basis for the third consecutive quarter, driven by strong demand for our MSP and RPO offerings. While reported Staffing revenue declined year-over-year, strong demand for temporary talent across our client base contributed to another quarter of positive revenue growth in Staffing on an underlying basis excluding the discrete impacts.

SET delivered another quarter of sequential revenue improvement driven by double-digit growth in Outcome-Based Solutions and Permanent Placement revenue on a year-over-year basis, although total SET revenue decreased year-over-year. Across SET’s specialties, Science delivered another quarter of revenue growth, Engineering pivoted to growth on healthy pipeline conversion, and Technology continued to strengthen driven by demand for Outcome-Based Solutions.

In Education, year-over-year revenue trends reflect continued enrollment pressure in key K-12 public school districts to begin the new school year, and shifts in the mix of roles placed in the quarter. These dynamics offset renewal momentum and net new business wins that Education delivered in the second quarter. In each business, we continued to align resources with demand and maintained a disciplined approach to expense management overall.

Our performance in the quarter reflects growing operational momentum as we continue to execute our growth and efficiency initiatives. We remain well positioned to capitalize on improving demand trends, driving profitable growth and long-term value creation.

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

Results of Operations
Total Company
(in millions)

	Third Quarter			September Year-to-Date
	2026	2025	% Change	2026	2025	% Change
Revenue from services	$927.2	$935.0	(0.8)%	$3,006.1	$3,201.7	(6.1)%
Gross profit	194.4	194.0	0.2	602.8	656.0	(8.1)
SG&A expenses excluding integration, realignment, restructuring charges, and depreciation and amortization	173.3	178.7	(3.0)	537.4	569.7	(5.7)
Integration, realignment and restructuring charges	5.1	3.1	64.5	12.7	19.8	(35.9)
Total SG&A expenses excluding depreciation and amortization	178.4	181.8	(1.9)	550.1	589.5	(6.7)
Depreciation and amortization	15.2	12.6	20.6	38.7	37.9	2.1
Total SG&A expenses	193.6	194.4	(0.4)	588.8	627.4	(6.2)
Asset impairment charge	0.2	—	NM	2.4	—	NM
Goodwill impairment charge	—	102.0	NM	—	102.0	NM
Gain on sale of EMEA staffing operations	—	(0.3)	NM	—	(4.3)	NM
Earnings (loss) from operations	0.6	(102.1)	NM	11.6	(69.1)	NM
Other income (expense), net	(1.1)	(1.6)	31.3	(4.4)	(7.1)	38.0
Earnings (loss) before taxes	(0.5)	(103.7)	99.5	7.2	(76.2)	NM
Income tax expense	1.2	46.4	(97.4)	3.4	49.1	(93.1)
Net earnings (loss)	$(1.7)	$(150.1)	98.9%	$3.8	$(125.3)	NM
Gross profit rate	21.0%	20.8%	0.2 pts.	20.1%	20.5%	(0.4) pts.

Third Quarter Results

Revenue from services in the third quarter decreased 0.8% year-over-year with decreases in the SET and Education segments, offset by an increase in the ETM segment. Compared to the third quarter of 2025, the decrease is primarily due to declines in revenue from staffing services of 6.5%, partially offset by increases in revenue from talent solutions of 11.6% from the prior year.

Gross profit increased 0.2% year-over-year, largely driven by higher permanent placement fees. The gross profit rate increased 20 basis points (“bps”) to 21.0%, primarily due to higher permanent placement fees and lower employee-related costs, partially offset by changes in business mix. Permanent placement revenue has very low direct costs of services and has a disproportionate impact on gross profit rates. The gross profit rate decreased in the SET and Education segments and increased in the ETM segment.

Total SG&A expenses decreased 0.4% year-over-year, primarily due to expense management actions to reduce volume-related costs, partially offset by an increase in intangible amortization expense. SG&A expenses in the third quarter of 2026 include $5.1 million of integration and realignment costs related to continuation of ongoing initiatives, $0.1 million of executive transition costs, and $0.1 million of transaction costs primarily related to costs incurred in connection with our controlling shareholder change in the first quarter of 2026. Included in SG&A expenses in the third quarter of 2025 were $3.1 million of integration and realignment costs related to initiatives to integrate MRP and align our processes, $0.8 million of executive transition costs, and $0.4 million of transaction costs arising from the sale of our EMEA staffing operations. Excluding integration and realignment, transaction costs, executive transition costs, and depreciation and amortization, SG&A expenses decreased 2.5% from the prior year.

The asset impairment charge of $0.2 million in the third quarter of 2026 relates to certain right-of-use assets and reflects our ongoing realignment of our lease portfolio.

The goodwill impairment charge of $102.0 million in the third quarter of 2025 was primarily driven by reduced demand, integration of MRP and Softworld acquisitions and the realignment of reporting units in the SET segment.

The gain on sale of EMEA staffing operations relates to the January 2024 sale. In the third quarter of 2025, we recognized a gain of $0.3 million upon the settlement of working capital and other adjustments.

Income tax expense was $1.2 million for the third quarter of 2026 compared to income tax expense of $46.4 million for the third quarter of 2025. The decrease was primarily driven by the non-recurring valuation allowance and goodwill impairment charges recorded in the third quarter of 2025, partially offset by the tax effect of changes in pretax income largely attributable to the goodwill impairment in 2025 and lower work opportunity tax credit benefit in 2026 compared to 2025.

September Year-to-Date Results

Revenue from services September year-to-date 2026 decreased 6.1% year-over-year with decreases in the ETM, SET, and Education segments. Compared to September year-to-date 2025, the decrease is primarily due to declines in revenue from staffing services and outcome-based services of 9.9% and 1.0%, respectively, partially offset by growth in revenue from talent solutions of 7.1%.

Gross profit decreased 8.1%, largely driven by lower revenue volume. The gross profit rate decreased 40 bps to 20.1%, primarily due to higher employee-related costs in the beginning part of the year and changes in business mix, partially offset by higher permanent placement fees. Permanent placement revenue has very low direct costs of services and has a disproportionate impact on gross profit rates. The gross profit rate decreased in all segments.

Total SG&A expenses decreased 6.2%, primarily due to expense management actions to reduce volume-related costs and reflects the benefits of the ongoing structural actions including integration and realignment efforts. SG&A expenses in the first nine months of 2026 include $12.7 million of integration and realignment costs related to continuation of ongoing initiatives, $1.9 million of executive transition costs and $0.9 million of transaction costs primarily related to costs incurred in connection with our controlling shareholder change in the first quarter of 2026. Included in SG&A expenses in the first nine months of 2025 were $19.8 million of integration costs related to initiatives to integrate MRP and align our processes, $1.3 million of executive transition costs and $0.8 million of transaction costs related to the sale of our EMEA staffing operations. Excluding integration and realignment, transaction costs, executive transition costs, and depreciation and amortization, SG&A expenses decreased 5.8% from the prior year.

The asset impairment charge of $2.4 million for the first nine months of 2026 relates to certain right-of-use assets and reflects our ongoing realignment of our lease portfolio.

The goodwill impairment charge of $102.0 million for the first nine months of 2025 was primarily driven by reduced demand, integration of MRP and Softworld acquisitions and the realignment of reporting units in the SET segment.

The gain on sale of EMEA staffing operations relates to the January 2024 sale. In the first nine months of 2025, we recognized a gain of $4.3 million upon the settlement of working capital and other adjustments.

Income tax expense was $3.4 million for the first nine months of 2026 compared to income tax expense of $49.1 million for the first nine months of 2025. The decrease was primarily driven by the non-recurring valuation allowance and goodwill impairment charges recorded in the third quarter of 2025, partially offset by the tax effect of changes in pretax income largely attributable to the goodwill impairment in 2025 and lower work opportunity tax credit benefit in 2026 compared to 2025.

Operating Results By Segment
(in millions)

	Third Quarter			September Year-to-Date
	2026	2025	% Change	2026	2025	% Change
Revenue from Services:
Enterprise Talent Management	$496.1	$484.5	2.4%	$1,440.8	$1,530.0	(5.8)%
Science, Engineering & Technology	302.1	308.3	(2.0)	892.9	956.7	(6.7)
Education	134.2	143.3	(6.4)	681.8	717.6	(5.0)
Less: Intersegment revenue	(5.2)	(1.1)	372.7	(9.4)	(2.6)	261.5
Consolidated Total	$927.2	$935.0	(0.8)%	$3,006.1	$3,201.7	(6.1)%

Third Quarter Results

The increase in ETM revenue from services of 2.4% was primarily driven by an increase of 11.6% in talent solutions driven by new customer wins and volume increases and an increase of 19.0% in permanent placement fees. These increases were partially offset by a decrease of 1.2% in staffing services resulting from lower hours volume primarily at certain large customers and a decrease of 0.6% from outcome-based services primarily due to the relationship exit of a large contact-center customer that ended as of the third quarter of 2025.

The decrease in SET revenue from services of 2.0% was primarily driven by declines in hours volume in our staffing specialties, largely from changes in demand related to IT services, partially offset by an increase in permanent placement fees.

The decrease in Education revenue from services of 6.4% was driven primarily by a reduction in demand in key markets.

September Year-to-Date Results

The decrease in ETM revenue from services of 5.8% was primarily driven by a decrease of 9.6% in staffing services resulting from lower hours volume primarily at certain large customers and a decrease of 10.6% from outcome-based services primarily due to the relationship exit of a large contact-center customer that ended as of the third quarter of 2025. Permanent placement fees decreased 17.8%, reflecting lower market demand. These decreases were partially offset by an increase of 7.1% in talent solutions driven by new customer wins and volume increases.

The decrease in SET revenue from services of 6.7% was primarily driven by declines in hours volume in our staffing specialties, largely from changes in demand related to U.S. federal government contractors and IT services, partially offset by an increase in permanent placement fees.

The decrease in Education revenue from services of 5.0% was driven primarily by the impact of prior year delayed contract decisions, weather-related school closures and a reduction in demand in key markets due to declines in student enrollment.

Operating Results By Segment (continued)
(in millions)

	Third Quarter			September Year-to-Date
	2026	2025	Change	2026	2025	Change
Gross Profit:
Enterprise Talent Management	$100.1	$96.1	4.2%	$285.2	$306.8	(7.0)%
Science, Engineering & Technology	75.8	77.8	(2.6)	224.1	243.8	(8.1)
Education	18.5	20.1	(8.0)	93.5	105.4	(11.3)
Consolidated Total	$194.4	$194.0	0.2%	$602.8	$656.0	(8.1)%

Gross Profit Rate:
Enterprise Talent Management	20.2%	19.8%	0.4 pts.	19.8%	20.1%	(0.3) pts.
Science, Engineering & Technology	25.1	25.2	(0.1)	25.1	25.5	(0.4)
Education	13.8	14.1	(0.3)	13.7	14.7	(1.0)
Consolidated Total	21.0%	20.8%	0.2 pts.	20.1%	20.5%	(0.4) pts.

Third Quarter Results

Gross profit for ETM increased on higher revenue volume. The gross profit rate increased by 40 bps primarily due to lower employee-related costs.

The SET gross profit decreased on lower revenue volume. The gross profit rate decreased by 10 bps primarily due to changes in business mix, partially offset by higher permanent placement fees.

Gross profit for the Education segment decreased on lower revenue volume. The gross profit rate decreased by 30 bps primarily due to changes in business mix and higher employee-related costs, partially offset by higher permanent placement fees.

September Year-to-Date Results

Gross profit for the ETM segment decreased on lower revenue volume. The gross profit rate decreased by 30 bps primarily due to higher employee-related costs and lower permanent placement fees.

The SET gross profit decreased on lower revenue volume. The gross profit rate decreased by 40 bps primarily due to changes in business mix and higher employee-related costs, partially offset by higher permanent placement fees.

Gross profit for the Education segment decreased on lower revenue volume. The gross profit rate decreased by 100 bps primarily due to higher employee-related costs and changes in business mix.

Operating Results By Segment (continued)
(in millions)

	Third Quarter			September Year-to-Date
	2026	2025	% Change	2026	2025	% Change
SG&A Expenses (excluding depreciation and amortization):
Enterprise Talent Management	$85.1	$87.4	(2.6)%	$260.7	$281.2	(7.3)%
Science, Engineering & Technology	56.6	57.8	(2.1)	172.5	190.1	(9.3)
Education	24.5	24.5	—	76.5	76.9	(0.5)
Corporate	12.2	12.1	0.8	40.4	41.3	(2.2)
Consolidated Total	$178.4	$181.8	(1.9)%	$550.1	$589.5	(6.7)%

Third Quarter Results

The 2.6% decrease in ETM SG&A expenses excluding depreciation and amortization was primarily due to lower salary-related costs and performance-based incentive compensation as a result of operating efficiencies and expense management actions.

The 2.1% decrease in SET SG&A expenses excluding depreciation and amortization was primarily due to lower salary-related costs and performance-based incentive compensation as a result of operating efficiencies and expense management actions in response to lower revenue volume compared to the prior year.

Education SG&A expenses excluding depreciation and amortization were flat in the third quarter of 2026 as compared to the prior year primarily due to expense management actions.

Corporate expenses were flat in the third quarter of 2026 as compared to the prior year primarily due to expense management actions.

September Year-to-Date Results

The 7.3% decrease in ETM SG&A expenses excluding depreciation and amortization was primarily due to lower salary-related costs and lower shared service costs as a result of operating efficiencies and expense management actions in response to lower revenue volume compared to the prior year.

The 9.3% decrease in SET SG&A expenses excluding depreciation and amortization was primarily due to lower salary-related costs and performance-based incentive compensation as a result of operating efficiencies and expense management actions in response to lower revenue volume compared to the prior year.

The 0.5% decrease in Education SG&A expenses excluding depreciation and amortization primarily related to lower performance-based incentive compensation.

The 2.2% decrease in Corporate expenses was primarily driven by lower integration, realignment, and restructuring charges, partially offset by investment in the Growth Office and other corporate initiatives in the first nine months of 2026 as compared to the prior year.

Operating Results By Segment (continued)
(in millions)

	Third Quarter			September Year-to-Date
	2026	2025	% Change	2026	2025	% Change
Business Unit Profit (Loss)
Enterprise Talent Management	$15.0	$8.7	72.4%	$24.5	$25.6	(4.3)%
Science, Engineering & Technology	19.0	(82.0)	NM	49.2	(48.3)	NM
Education	(6.0)	(4.4)	(36.4)	17.0	28.5	(40.4)
Business unit profit (loss)	28.0	(77.7)	NM	90.7	5.8	NM
Corporate	(12.2)	(12.1)	0.8	(40.4)	(41.3)	(2.2)
Gain on sale of EMEA staffing operations	—	0.3	NM	—	4.3	NM
Depreciation and amortization	(15.2)	(12.6)	20.6	(38.7)	(37.9)	2.1
Consolidated total earnings (loss) from operations	$0.6	$(102.1)	NM	$11.6	$(69.1)	NM

Third Quarter Results

ETM business unit profit increased compared to the prior year due to higher revenue and gross profit along with lower SG&A expenses. SET business unit profit increased primarily due to a non-recurring goodwill impairment charge recorded in the prior year. Excluding the goodwill impairment charge, SET decreased compared to the prior year due to lower revenue and gross profit, partially offset by lower SG&A expenses. Education business unit profit decreased compared to the prior year primarily due to lower revenue and gross profit.

September Year-to-Date Results

ETM and Education business unit profit decreased compared to the prior year primarily due to lower revenue and gross profit, partially offset by lower SG&A expenses. SET business unit profit increased primarily due to a non-recurring goodwill impairment charge recorded in the prior year. Excluding the goodwill impairment charge, SET decreased compared to the prior year due to lower revenue and gross profit, partially offset by lower SG&A expenses.

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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash totaled $26.3 million at the end of the third quarter of 2026 and $37.7 million at year-end 2025. As further described below, we used $30.7 million of cash for operating activities, generated $9.2 million of cash from investing activities and generated $10.0 million of cash from financing activities.

Operating Activities

In the first nine months of 2026, we used $30.7 million of net cash for operating activities, as compared to generating $94.0 million in the first nine months of 2025. The decrease was primarily due to higher working capital requirements as compared to the same period of the prior year.

Trade accounts receivable totaled $1.3 billion at the end of the third quarter of 2026. Global DSO was 68 days at the end of the third quarter of 2026 and 61 days at year-end 2025.

Our working capital position (total current assets less total current liabilities) was $486.3 million at the end of the third quarter of 2026, an increase of $39.8 million from year-end 2025. The current ratio (total current assets divided by total current liabilities) was 1.5 at the end of the third quarter of 2026 and at year-end 2025.

Investing Activities

In the first nine months of 2026, we generated $9.2 million of cash from investing activities, as compared to generating $21.9 million in the first nine months of 2025. Cash generated by investing activities in the first nine months of 2026 is primarily driven by $13.7 million of proceeds from company-owned life insurance, partially offset by $4.3 million of cash used for capital expenditures. Included in the cash generated by investing activities in the first nine months of 2025 is $21.8 million of proceeds from the sale of our EMEA staffing operations, $6.4 million of cash from the sale of the PersolKelly investment and $1.6 million of proceeds from company-owned life insurance, partially offset by $6.8 million of cash used for capital expenditures.

Financing Activities

We generated $10.0 million of cash from financing activities in the first nine months of 2026, as compared to using $131.4 million in the first nine months of 2025. The change in cash generated from financing activities was primarily driven by net proceeds of $20.6 million on our credit facilities in 2026 compared to net payments of $121.0 million on our credit facilities in 2025. Dividends paid per common share were $0.075 in each of the first three quarters of 2026 and 2025.

Debt-to-total capital (total debt reported in the consolidated balance sheets divided by total debt plus stockholders’ equity) is a common ratio to measure the relative capital structure and leverage of the Company. Our ratio of debt-to-total capital was 11.1% at the end of the third quarter of 2026 and 9.4% at year-end 2025.

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

As of third quarter-end 2026, we had $150.0 million of available capacity on our $150.0 million revolving credit facility and $84.9 million of available capacity on our $250.0 million securitization facility. The revolving credit facility carried no long-term borrowings on the floating or term benchmark lines of credit. The securitization facility carried $122.5 million of long-term borrowings and $42.6 million of standby letters of credit related to workers’ compensation. The credit facilities also include provisions that would allow for expansion of our combined borrowing capacity by $250.0 million.

Together, the revolving credit and securitization facilities provide us with committed funding capacity that may be used for general corporate purposes subject to financial covenants and restrictions. We believe our cash flow from operations, the availability of liquidity under our credit facilities, including the expansion provisions which allow us to increase our borrowing capacity and our ability to access capital from financial markets will be sufficient to meet our anticipated cash requirements, while maintaining sufficient liquidity for normal operating purposes. As of third quarter-end 2026, we met the debt covenants related to our revolving credit facility and securitization facility.

As of third quarter-end 2026, we had additional unsecured, uncommitted short-term local credit facilities totaling $3.0 million, under which we had no borrowings. Details of our debt facilities are contained in the Debt footnote in the notes to our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our exposure to market risk, foreign currency risk, or interest rate risk, or to our related risk management procedures, during the third quarter of 2026 as compared to the respective risk exposures and procedures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the year ended December 28, 2025, other than factors discussed below.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

We are continuously engaged in litigation, threatened litigation, claims, audits or investigations arising in the ordinary course of our business, such as matters alleging employment discrimination, wage and hour violations, claims for indemnification or liability, violations of privacy rights, anti-competition regulations, commercial and contractual disputes, and tax-related matters, which could result in a material adverse outcome. We record accruals for loss contingencies when we believe it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such accruals are recorded in accounts payable and accrued liabilities and in accrued workers’ compensation and other claims in the consolidated balance sheets. We maintain insurance coverage which may cover certain claims. When claims exceed the applicable policy deductible and realization of recovery of the claim from existing insurance policies is deemed probable, we record receivables from the insurance company for the excess amount, which are included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.

While the outcome of these matters currently pending cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Repurchases of Equity Securities

During the third quarter of 2026, we reacquired shares of our common stock as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (in millions)
June 29, 2026 through August 2, 2026	2,745	$14.33	—	$30.0
August 3, 2026 through August 30, 2026	4,622	16.06	—	$30.0
August 31, 2026 through September 27, 2026	16,384	16.45	—	$30.0
Total	23,751	$16.13	—

On November 26, 2024, our board of directors approved a share repurchase program authorizing the repurchase of up to an aggregate of $50.0 million of our Class A common stock. The authorization was scheduled to expire on December 2, 2026. Subsequent to the end of the quarter, on November 4, 2026, our board of directors approved the renewal and extension of the share repurchase program without an expiration date and authorized the repurchase of up to an aggregate of $50.0 million of Class A common stock, inclusive of the $30.0 million that remained available under the prior authorization, which was superseded and replaced by the new authorization.

We may also reacquire shares sold by employees to cover employee tax withholdings due upon the vesting of restricted stock. During the third quarter of 2026, 23,751 shares were reacquired solely to cover employee tax withholdings and not pursuant to the repurchase program.

Item 5.  Other Information.

Securities Trading Plans of Directors and Executive Officers

During the third quarter of 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date: November 5, 2026

/s/ Troy R. Anderson
Troy R. Anderson

Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2026

/s/ Nicholas A. Zuhlke
Nicholas A. Zuhlke

Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)